Form 10KSB
INTEGRATED MEDICAL RESOURCES INC
filed 1997-03-31
CIK 918591

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-KSB

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR
                15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For
                    the transition period from _____ to _____

                         Commission File Number 0-21427

                       INTEGRATED MEDICAL RESOURCES, INC.
                 (Name of Small Business Issuer in its Charter)

KANSAS                                                    48-1096410
(State or other jurisdiction of                           (IRS Employer
of incorporation or organization)                         Identification No.)

11320 WEST 79TH STREET, LENEXA, KANSAS                    66214
(Address of principal executive offices)                  Zip code

                    Issuer's Telephone Number: (913) 962-7201

             Securities registered pursuant to Section 12(b) of the
                                  Exchange Act:
                                      NONE

             Securities registered pursuant to Section 12 (g) of the
                                  Exchange Act:
                                  COMMON STOCK
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES X NO

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year.
$11,006,774

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: $12,461,676 ON MARCH 10, 1997 BASED ON THE AVERAGE BID AND ASKED PRICE ON SUCH DATE.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: AS OF MARCH 10, 1997, THERE WERE 6,715,017 OUTSTANDING SHARES OF COMMON STOCK, PAR VALUE $.001 PER SHARE.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant's definitive Proxy Statement relating to its 1997 Annual Meeting of Stockholders, which will be filed with the Commission within 120 days after the end of the registrant's 1996 fiscal year, are incorporated by reference into Part III hereof.

Transitional Small Business Disclosure Format (Check one):  Yes      No  X

                                     PART I

                         ITEM 1. DESCRIPTION OF BUSINESS

OVERVIEW

Integrated Medical Resources, Inc. (the "Company") was incorporated in Kansas on March 11, 1991, and its executive offices are located at 11320 West 79th Street, Lenexa, Kansas 66214, telephone (913) 962-7201. Unless the context otherwise requires, the "Company" refers to Integrated Medical Resources, Inc., a Kansas Corporation, and its subsidiaries, and "Center" refers to The Diagnostic Center for MenSM. The Diagnostic Center for Men is a service mark of the Company. All other trademarks and trade names referred to in this Annual Report are the property of their respective owners.

Integrated Medical Resources, Inc. (the "Company") is the leading provider of disease management services for men suffering from sexual dysfunction, focusing primarily on the diagnosis and treatment of erectile dysfunction, commonly known as impotence. The Company provides comprehensive diagnostic, educational and treatment services designed to address the medical and emotional needs of its patients and their partners through the largest network of medical clinics in the United States dedicated to the diagnosis and treatment of impotence under the name of The Diagnostic Center for MenSM ("Centers"). The Company believes that this market is largely underserved due to misconceptions about the causes of impotence, the general lack of specialized knowledge by primary care physicians about treatment alternatives and the limited focus on impotence by medical specialists. The Company utilizes a direct marketing approach designed to motivate impotent men to seek treatment and educate them, their partners and other physicians about available and affordable treatment options. The Company operated 30 Centers in 18 states at December 31, 1996.

The Company's patient volume and geographic diversity make it attractive to pharmaceutical companies, medical device companies and contract research organizations ("CROs") to perform clinical trials for new impotence treatments, as well as to participate in joint marketing programs and strategic alliances with the developers of approved impotence treatments. For example, Caverject(R), a recently FDA approved injection treatment for impotence, has been supported by a nationwide marketing program in which the manufacturer has involved the Company in physician and patient education and direct advertising. MUSE(R), a non-invasive transurethral delivery system for alprostadil, approved by the FDA in November 1996, was launched with a nationwide marketing program, including direct mailing to the Company's existing patient database. The Company is aware of several new treatments currently being developed or which are in clinical trials, and believes that the development and promotion of new treatment alternatives may increase the number of men who seek diagnosis and treatment.

INDUSTRY BACKGROUND

Impotence is the inability to consistently achieve or maintain erections that are satisfactory for sexual intercourse. The disease is often confused with problems of fertility, sexual desire, premature ejaculation or the inability to reach orgasm, none of which is included within the clinical definition of impotence.

CAUSES OF IMPOTENCE. In a substantial majority of cases, impotence is a symptom of an underlying physiological cause. The primary causes of impotence fall into the following general categories: (I) Vascular Diseases such as atherosclerosis, hypertension and other diseases; (ii) Diabetes; (iii) Psychological; (iv) Pelvic and Abdominal Surgeries such as radical prostatectomies, cystoprostatectomies and colectomies; (v) Traumatic Injuries involving the pelvis and spine; (vi) Hormonal Imbalance; and (vii) Other Causes such as neurological diseases (multiple sclerosis, Parkinson's disease and others), prescription drugs (antihypertensive, cardiac and other medications), renal failure and dialysis, and drug and substance abuse (particularly smoking).

MARKET SIZE. Based on industry studies, the Company estimates that over 30% of males in the United States between the ages of 40 and 70, or approximately 14 million men, suffer from moderate to complete impotence. The rate of impotence increases significantly with age and the incidence of diabetes. The impact of aging suggests that as the "Baby Boom" generation approaches retirement age, the number of cases of impotence will increase from its current level.

THERAPIES. The causes and effects of sexual dysfunction are numerous and complex and involve physical, emotional, relational, social and psychological issues. A number of effective treatments for impotence are available, whether the cause is psychological or physiological. These treatments include:

           INJECTION OF VASO-DILATOR MEDICATIONS - This form of treatment involves the injection of pharmacologic agents directly into the penis approximately five to 15 minutes prior to sexual relations. These agents are generally vasoactive compounds such as alprostadil, phentolamine and papaverine, which increase blood flow to the penis. This form of treatment requires a prescription and instruction from a health care professional on self-injection. In July 1995, Caverject(R) became the first drug of this type to be approved by the FDA for widespread use.

        TRANSURETHRAL  DELIVERY OF VASO-DILATOR  MEDICATIONS - In November 1996,
           MUSE(R), a non-invasive transurethral system that delivers pharmacologic agents topically to the urethral lining, received an approval letter from the FDA.

        VACUUM CONSTRICTION DEVICES - This form of treatment involves the use of a simple mechanical system that creates a vacuum around the penis, causing the erectile bodies to fill with blood. A constriction band is then placed around the base of the penis to impede blood drainage and maintain the erection. Vacuum constriction devices require a prescription from a physician and are regulated by the FDA.

        ORAL  MEDICATIONS  -  Yohimbine   hydrochloride   is  the  primary  oral
           medication currently prescribed in the United States for the treatment of mild cases of impotence. This and other oral medications are effective in a small percentage of impotent men. Doses of sufficient strength to be effective are available only by prescription.

        PSYCHOLOGICAL  COUNSELING - Counseling  by a certified  sex therapist is typically designed to increase educational awareness of the psychogenic causes of impotence and improve partner communication. Specific techniques are taught to the patient and his partner, which alleviate anxiety and improve sexual performance. Psychological counseling may also be used to support other therapies and to mitigate the damage to self esteem often attributed to impotence.

        TESTOSTERONE REPLACEMENT - Testosterone hormone replacement is the primary pharmacological treatment for the small percentage of men whose impotence is the result of hormone deficiency. Testosterone is most often replaced by long-acting intramuscular injections or patches available by prescription only.

        PENILE IMPLANTS - This therapy  involves the surgical  implantation of a semi-rigid or inflatable device into the penile structure to mechanically simulate an erection. This is the most invasive treatment alternative and only appropriate in a small percentage of cases.

TREATMENT. Traditionally, psychological factors were considered to be the primary causes of impotence. More recently, however, it has become generally accepted that the majority of impotence cases can be attributed to underlying physiological causes. Since impotence is a symptom of any of a number of possible underlying causes, a thorough diagnostic evaluation by a qualified medical specialist is essential to determine the most appropriate treatment. The diagnosis and treatment of impotence has historically been conducted primarily by urologists, as well as by general practitioners, internists and other primary care physicians. Since these providers have not typically treated a significant volume of impotence patients, they may lack the experience and incentive necessary to focus on this area. The Company believes that those providers who can offer comprehensive and dedicated diagnostic and treatment services are best positioned to care for these patients.

THE COMPANY'S APPROACH

The Company's diagnostic experience indicates that approximately 80% of all impotence patients suffer from a diagnosable physiological cause. The Company's approach provides for a comprehensive diagnostic evaluation and access to all available and appropriate non-surgical treatment alternatives in a male-oriented environment. In the relatively few cases when surgical treatment is indicated or preferred by the patient, the patient is referred to a local urological surgeon.

The Company provides its services through a network of medical clinics operated under the name of The Diagnostic Center for MenSM. To promote patient confidentiality, these Centers have discreet signage and interior design, and directly supply all medications, devices and supplies necessary for prescribed treatments. Most of the clinical staff are men due to the sensitivity of dealing with the embarrassment often associated with impotence. The full-time, specialty physician at each Center follows internally-developed patient protocols, which include comprehensive physical examinations and diagnostic tests designed to identify the causes of the patient's impotence. Education of the patient and his partner is provided during each step of the diagnostic and treatment process, and all appropriate treatment options are presented to the patient for consideration.

COMPANY OPERATIONS

Patient inquiries come from multiple sources, including local market direct-to-patient advertising, local public relations efforts, responses to national market education efforts sponsored by the Company and pharmaceutical and device companies, and men who learn of the Centers from their physicians. All inquiries are directed to the Company's national call center where specially trained agents provide education, discuss causes and treatment options, and offer support and information to the patient and his partner, but do not attempt to diagnose a caller's condition. Approximately ten percent of inquiries are received from partners of afflicted men. The appointment agent can schedule an appointment on-line directly with the Center nearest the patient. Each scheduled appointment is then followed by a written confirmation, educational materials describing the Center's services, a map to the Center and other information.

Centers typically operate with a staff of three or four persons, including a full-time physician and two or three clinical and administrative individuals who handle patient education, insurance verification, patient data entry and assist the physician with certain routine clinical duties. Physicians are paid a base salary and are eligible for incentive compensation based on patient satisfaction, Center profitability resulting from services performed by that physician and other individual performance criteria.

When a patient arrives at a Center, he completes a detailed medical history and responds to questions specifically designed to ascertain the severity of his sexual dysfunction. An extensive physical examination is then performed by the attending physician. Because of the lack of knowledge about impotence in the general patient population, a significant portion of the initial clinical evaluation is designed to improve patient knowledge of male sexual problems and often includes the patient's partner. This office visit typically lasts between one and two hours.

The Company's diagnostic protocols include a number of procedures intended to determine the underlying cause of the patient's impotence. Specialized blood tests including the measurement of hormone levels are used in a high percentage of cases. Several specialized diagnostic instruments are used to measure physiological functions in certain patients when indicated by the diagnostic protocol. These include the Rigiscan, an in-home monitoring device worn during the night to measure naturally occurring erections during sleep, and the Doppler stethoscope, which is used in an office procedure that compares arterial blood pressure with penile blood flow. Biothesiometry is used as a painless nerve function test measuring the ability of the sensory nerves to detect a vibration sensation. In many cases, a Pharmacological Response Test (PRT) is used to evaluate the response to injected medication.

Once the laboratory and monitoring tests have been reviewed and the clinical evaluation has been completed, a detailed discussion is held with the patient to discuss the cause or causes of the dysfunction and the various treatment options. All medications, devices and supplies used in the offered treatment programs are available at the Center to provide maximum patient service and confidentiality. In many cases, a complete clinical evaluation of a patient results in the discovery of previously undiagnosed physiological problems, such as diabetes, vascular disease or prostate cancer. In these cases, the patient is referred to other specialty physicians for treatment of the previously undiagnosed disease, while Center treatment continues to focus solely on impotence.

Patients may schedule additional office visits to consider other treatment options, whether or not the initial therapy is achieving the desired results. Over time, Centers continue to maintain contact with their patients to resupply therapeutic products and to continue to educate patients about developing therapies that may become available.

FACILITIES

The following chart shows the location and opening date of each of the 31 Centers operating at March 10, 1997:

  LOCATION              DATE OPENED        LOCATION              DATE OPENED
  --------              -----------        --------              -----------
  Kansas City, MO       April 1990         Phoenix, AZ           April 1996
  Dallas, TX            October 1992       Chicago, IL           April 1996
  Pittsburgh, PA        June 1993          Chicago, IL           June 1996
  Philadelphia, PA      January 1994       Norfolk, VA           July 1996
  Cleveland, OH         May 1994           Hartford, CT          July 1996
  Boston, MA            June 1994          Las Vegas, NV         July 1996
  Detroit, MI           September 1994     Laguna Hills, CA      July 1996
  Cincinnati, OH        October 1994       Milwaukee, WI         July 1996
  Westchester Co., NY   January 1995       Tampa, FL             August 1996
  Long Island, NY       February 1995      San Diego, CA         August 1996
  Denver, CO            April 1995         Walnut Creek, CA      August 1996
  Columbus, OH          August 1995        Indianapolis, IN      September 1996
  Houston, TX           November 1995      Jacksonville, FL      September 1996
  New York, NY          January 1996       Oklahoma City, OK     October 1996
  Washington, D.C       April 1996         Campbell, CA          November 1996
                                           Buffalo NY            January 1997

The Company's principal executive offices and administrative support facility are located in a leased facility in Lenexa, Kansas, a suburb of Kansas City.

SALES AND MARKETING

The Company markets its services through a marketing and advertising department which supports the advertising efforts of DraftDirect Worldwide, Inc., the world's third largest direct response agency. The Company maintains a toll-free telephone center staffed with trained agents during business hours six days per week. Prior to entering a market, the Company places advertising for the new Center in local and regional newspapers and on key radio stations. Over 90% of new patient visits result from the Company's direct-to-patient advertising, which is in addition to public relations efforts in the national and local markets through the placement of articles in magazines and newspapers relating to impotence and its treatment. All such marketing efforts are designed to motivate men to seek treatment at a Center.

The Company seeks to establish a national brand identity for The Diagnostic Center for MenSM through focused marketing efforts to patients and their partners, payors and providers. The Company's centralized public relations efforts, physician education emphasis and affiliate program combine to raise the awareness of the general public, physicians and other health care providers as to the availability of effective treatments for impotence offered by the Centers.

PAYMENT SOURCES

For the year ended December 31, 1996, approximately 76% of patient billings were covered by medical insurance plans subject to applicable deductible and other co-pay provisions paid by the patient. Approximately 27% of patient billings were covered by Medicare and 49% were covered by numerous other commercial insurance plans that offer coverage for impotence treatment services.

To date, the Company has not participated in any managed care programs. The Company believes that its extensive patient database and focused treatment programs allow it to offer a lower cost, more specialized treatment alternative to managed care plans with high enrollee satisfaction. The Company has developed a patient service and billing approach aimed at providing significant cost advantages to managed care providers for impotence treatment.

RISK FACTORS

ABILITY TO MANAGE GROWTH. The Company has recently experienced rapid growth that has resulted in new and increased responsibilities for management personnel and has placed increased demands on the Company's management, operational and financial systems and resources. To accommodate this recent growth and to compete effectively and manage future growth, the Company will be required to continue to implement and improve its operational, financial and management information systems, and to expand, train, motivate and manage its work force. There can be no assurance that the Company's personnel, systems, procedures and controls will be adequate to support the Company's operations. Any failure to implement and improve the Company's operational, financial and management systems or to expand, train, motivate or manage employees could have a material adverse effect on the Company's financial condition and results of operations.

The Company intends to establish Centers in new markets where it has never before provided services. As part of its market selection analysis, the Company has invested and will continue to invest substantial funds in the compilation and examination of market data. There can be no assurance that the market data will be accurate or complete or that the Company will select markets in which it will achieve profitability.

In addition, the Company may pursue acquisitions of medical clinics or practices providing male sexual health services. There are various risks associated with the Company's acquisition strategy, including the risk that the Company will be unable to identify, recruit or acquire suitable acquisition candidates or to integrate and manage the acquired clinics or practices. There can be no assurance that clinics and practices will be available for acquisition by the Company on acceptable terms, or that any liabilities assumed in an acquisition will not have a material adverse effect on the Company's financial condition and results of operations.

SEASONALITY AND FLUCTUATIONS IN QUARTERLY RESULTS. The Company's historical quarterly revenues and financial results have demonstrated a seasonal pattern in which the first and fourth quarters are typically stronger than the second and third quarters. The summer months of May through August have shown seasonal decreases in patient volume and billings. The Company expects this seasonality to continue and there can be no assurance that seasonal fluctuations will not produce decreased revenues and poorer financial results. The failure to open new Centers on anticipated schedules, the opening of multiple Centers in the same quarter or the timing of acquisitions may also have the effect of increasing the volatility of quarterly results. Any of these factors could have a material adverse impact on the Company's stock price.

DEPENDENCE ON REIMBURSEMENT BY THIRD PARTY PAYORS. For the year ended December 31, 1996, approximately 76% of patient billings were covered by medical insurance plans subject to applicable deductibles and other co-pay provisions paid by the patient. Approximately 27% of patient billings were covered by Medicare and 49% were covered by numerous other commercial insurance plans that offer coverage for impotence treatment services. The health care industry is undergoing cost containment pressures as both government and non-government third party payors seek to impose lower reimbursement and utilization rates and to negotiate reduced payment schedules with providers. This trend may result in a reduction from historical levels of per-patient revenue for such health care providers. Further reductions in third party payments to physicians or other changes in reimbursement for health care services could have a direct or indirect material adverse effect on the Company's financial condition and results of operations. In addition, as managed Medicare arrangements continue to become more prevalent, there can be no assurance that the Centers will qualify as a provider for relevant arrangements, or that participation in such arrangements would be profitable. Any loss of business due to the increased penetration of managed Medicare arrangements could have a material adverse effect on the Company's financial condition and results of operations.

The Company's net income is affected by changes in sources of the Centers' revenues. Rates paid by commercial insurers, including those which provide Medicare supplemental insurance, are generally based on established provider charges, and are generally higher than Medicare reimbursement rates. A change in the payor mix of the Company's patients resulting in a decrease in patients covered by commercial insurance could adversely affect the Company's financial condition and results of operations.

HEALTH CARE INDUSTRY AND REGULATION. The health care industry is highly regulated at both the state and federal levels. The Company and the Centers are subject to a number of laws governing issues as diverse as relationships between health care providers and their referral sources, prohibitions against a provider referring patients to an entity with which the provider has a financial relationship, licensure and other regulatory approvals, professional advertising restrictions, corporate practice of medicine, Medicare billing regulations, dispensing of pharmaceuticals and regulation of unprofessional conduct of providers, including fee-splitting arrangements. Many facets of the contractual and operational structure of the Company's relationships with each of the Centers have not been the subject of judicial or regulatory interpretation. An adverse review or determination by any one of such authorities, or changes in the regulatory requirements, or otherwise, could have a material adverse effect on the operations, financial condition and results of operations of the Company. In addition, expansion of the operations of the Company into certain jurisdictions may require modifications to the Company's relationships with the Centers located there. These modifications could include changes in such states in the way in which the Company's services and lease fees are determined and the way in which the ownership and control of the Centers is structured. Such modifications may have a material adverse effect on the Company's financial condition and results of operations.

In recent years, numerous legislative proposals have been introduced or proposed in the United States Congress and in some state legislatures that would effect major changes in the United States health care system at both the national and state level. It is not clear at this time which proposals, if any, will be adopted or, if adopted, what effect such proposals would have on the Company's business. There can be no assurance that currently proposed or future health care legislation or other changes in the administration or interpretation of governmental health care programs will not have a material adverse effect on the Company's financial condition and results of operations.

Furthermore, there can be no assurance that the method of payment for the products and services furnished by the Centers will not be radically altered in the future by changes in the health care industry. Changes in the system of reimbursement, including Medicare, for the products and services provided by the Centers that increase the difficulty of obtaining payment for medical services could have a material adverse effect on the Company's financial condition and results of operations, as the Company's income stream depends upon revenues of the Centers. If revenues of the Centers are diminished, either in quantity or in continuity, the Company will be adversely affected.

CORPORATE PRACTICE OF MEDICINE. Most states limit the practice of medicine to licensed individuals or professional organizations comprised of licensed individuals. Many states also limit the scope of business relationships between business entities such as the Company and licensed professionals and professional corporations, particularly with respect to fee-splitting between a physician and another person or entity and non-physicians exercising control over physicians engaged in the practice of medicine. Most of the Centers are organized as professional corporations, entities authorized to employ physicians, so as to comply with state statutes and state common law prohibiting the corporate practice of medicine. Because the laws governing the corporate practice of medicine vary from state to state and the application of those laws is often ambiguous, any expansion of the operations of the Company to a state with strict corporate practice of medicine laws, or the application of these laws in states with existing Centers, may require the Company to modify its operations with respect to one or more Centers, which could result in increased financial risk to the Company. Further, there can be no assurance that the Company's arrangements will not be successfully challenged as constituting the unauthorized practice of medicine or that certain provisions of its services agreements with the Centers (the "Services Agreements"), options to designate ownership of the professional corporations, employment agreements with physicians or covenants not to compete will be enforceable. Alleged violations of the corporate practice of medicine doctrine have also been used successfully by physicians to declare a contract to be void as against public policy.

There can be no assurance that a state or professional regulatory agency would not attempt to revoke or suspend a physician's license or the corporate charter or license of a professional corporation owning a Center or the corporate charter of the Company or one of its subsidiaries.

DEPENDENCE ON RIGISCANS; POTENTIAL IMPACT OF INNOVATIONS. Rigiscan patient monitoring devices accounted for approximately 25% of the Centers' revenues for the year ended December 31, 1996. As a consequence, any material adverse development with respect to the Rigiscan devices, limitation in the availability of such devices or material increase in the costs of such devices could have a material adverse effect on the financial condition and results of operations of the Company. In addition, innovations in diagnostic tools and therapies for male sexual dysfunction or changes in reimbursement practices by third party payors for such diagnostic procedures could have a material adverse effect on the financial condition and results of operations of the Company.

COMPETITION. Competition in the diagnosis and treatment of impotence stems from a wide variety of sources. The Centers face competition from urologists, general practitioners, internists and other primary care physicians who treat impotent patients, as well as hospitals, physician practice management companies
("PPMs"), HMOs and non-physician providers of services related to sexual dysfunction. If federal or state governments enact laws that attract other health care providers to the male sexual dysfunction market, the Company may encounter increased competition from other parties which seek to increase their presence in the managed care market and which have substantially greater resources than the Company. Any of these providers, many of which have far greater resources than the Company, could adversely affect the Centers or preclude the Company from entering those markets that can sustain only limited competition. There can be no assurance that the Centers will be able to compete effectively with their competitors, or that additional competitors will not enter the market.

There are also many companies that provide management services to medical practices, and the management industry continues to evolve in response to pressures to find the most cost-effective method of providing quality health care. There can be no assurance that the Company will be able to compete effectively with its competitors, that additional competitors will not enter the market, or that such competition will not make it more difficult to acquire the assets of, and provide management services for, medical practices on terms beneficial to the Company.

DEVELOPING MARKET; UNCERTAIN ACCEPTANCE OF THE COMPANY'S SERVICE. Over 90% of new patient visits result from the Company's direct to patient advertising. The market for the Company's services has only recently begun to develop, and there can be no assurance that the public will accept the Company's services on a widespread basis. The Company's future operating results are highly dependent upon its ability to continually attract new patients. There can be no assurance that demand for the Company's services will continue in existing markets, or that it will develop in new markets. The Company makes significant expenditures for advertising, and there can be no assurance that such advertising will be effective in increasing market acceptance of, or generating demand for, the Company's services. Failure to achieve widespread market acceptance of the Company's services or to continually attract new patients could have a material adverse effect on the Company's financial condition and results of operations.

COMPETITION

The Company is not aware of any company providing similar services on a nationwide basis at this time. Competition in the diagnosis and treatment of male sexual impotence varies from market to market. The Centers face competition from general practitioners, urologists, internists and other physicians, as well as hospitals, PPMs, HMOs and non-physician providers of services related to sexual dysfunction. Any of these providers, including those with far greater capital than the Company, could preclude the Company from entering markets which can only sustain limited competition. The Company believes that the programs and quality of care provided by the Centers, the reputation of Centers and the level of their charges for services are significant competitive factors in its favor. The Centers seek to meet local competition through their focus on the needs of each patient and the low cost for services.

Furthermore, there are many companies that provide management services to medical practices like the Centers, and the management industry continues to evolve in response to pressures to find the most cost-effective method of providing quality health care. Although the Company focuses on providing services to physician practices that treat male impotence, it competes for management contracts with national and regional providers of physician management services, as well as hospitals and hospital-sponsored management services organizations.

CORPORATE ORGANIZATION AND CENTER MANAGEMENT SERVICES

The Company's organizational structure is designed to maximize managerial and administrative efficiency and standardize clinic operations while maintaining physician control of patient diagnosis and treatment. Each Center is organized as a separate corporation and, where required, it is organized as a professional corporation licensed to practice medicine. In accordance with state laws, the Centers are operated by corporations qualified to practice medicine and as a result, most Centers are owned by corporations controlled by Dr. Burns.

Dr.Burns receives no financial benefit from his ownership of the Centers. In states in which Dr. Burns is not a licensed physician and an existing Center cannot be used, a physician licensed and practicing in such states acts as the owner of the Center. The Company has a noncancelable option to designate the holder of the common stock of each Center through the right to force each current holder to sell, at any time, the outstanding shares of the professional corporations operating the Centers to the Company's designee for a nominal amount which management believes is deeply discounted from the fair value of the stock of the corporations. The amount to be paid represents the reimbursement of the direct expenses of the stockholder in forming the corporation operating the Center, and normally ranges from $100 to $500. In general, the Company is legally prohibited from owning the common stock of the Centers. See "Certain Transactions."

The Company, directly or indirectly provides all management services necessary to operate the Centers under several long-term agreements including a Services Agreement and an Equipment Lease. The revenues generated at the Centers, after payment of physician salaries, other operating expenses including laboratory costs, prescription drugs, treatment supplies and devices, have historically approximated the fees owed to the Company. In 1996, the Company received fees of approximately $5.5 million under its agreements with the Centers.

SERVICES AGREEMENT. Under the Services Agreement, each Center appoints the Company as its sole and exclusive manager and administrator of all of the Center's day-to-day non-medical operations. The physicians employed at the Centers perform all medical functions and are responsible for the provision of medical services provided at the Centers.

The management and administrative services provided by the Company include: (i) operation of a national call center for appointment scheduling; (ii) staffing of all non-medical personnel required to operate the Center; (iii) billing and collection of all patient invoices; (iv) bookkeeping and related financial services of the Center; (v) telephone support services; (vi) advertising and promotional activities; and (vii) other administrative and management services. In exchange for these management services, the Center pays the Company monthly fees. Personnel staffing fees are charged on a fully-burdened cost-plus basis, the billing and collection services fee is a minimum amount plus a per patient charge, bookkeeping, financial and appointment scheduling services are provided at fixed amounts, and advertising and promotional services are charged on a percentage of the Company's advertising purchases. The Company has the unilateral right to increase its fees each year to account for any factors that may increase the value, the extent or the cost of the services provided.

The initial term of the Services Agreement is 40 years with automatic renewal for successive 40-year terms. A Center may terminate its Services Agreement only if the Center is in compliance with the Agreement's terms and the Company breaches a material obligation which the Company fails to cure within 60 days of being notified of such breach. The Company may terminate the Agreement at any time with or without cause. Upon termination of the Services Agreement, the Center must, among other things, cease using the Company's methods and procedures and must comply with a covenant not to compete. The covenant not to compete prohibits Center officers, directors, stockholders, and/or partners from providing any of the types of services offered by the Company for two years after termination of the Services Agreement within any metropolitan area where the Company operates or manages a medical practice.

The Services Agreement prohibits the Center from taking actions that could adversely affect the Company, such as liquidating, selling assets, paying dividends, adding new shareholders, incurring indebtedness, and increasing physician salaries. The Services Agreement does not restrict the Company from developing multiple Diagnostic Centers for Men in the same metropolitan area.

EQUIPMENT LEASE. Each Center enters into an Equipment Lease covering all equipment and other personal property required for the operation of the Center, including Rigiscans. Although the terms can vary, the typical Equipment Lease has a 5-year term. The Center assumes all costs and expenses for repairs, taxes, and loss or damage of the equipment and is also required to acquire and maintain personal injury property damage insurance on the equipment. The Equipment Lease, the equipment, and any interest therein may not be assigned or transferred. All equipment remains the sole and exclusive property of the Company throughout the term of the lease and thereafter. The fees for the equipment are determined on a per Center basis, with the exception of the fees for the Rigiscan medical diagnostic equipment. The rental fees for Rigiscans are determined by a monthly fee that increases based upon monthly usage.

OTHER AGREEMENTS. In addition to the Services Agreement and Equipment Lease, the
Company's   relationship   with  a  Center  typically   involves  several  other
agreements, including physician employment agreements.

The physician at each Center is not the owner of the professional corporation operating that Center and enters into two employment agreements- one with the Company for non-medical services and one with the Center. Generally, these employment agreements are for initial two year terms. Under the employment agreement with the Center, the physician receives a base salary and the opportunity to receive a performance bonus of up to 20% of his base salary. Under the employment agreement with the Company, the physician provides certain non-medical advisory and consulting services in exchange for a minimal salary and the opportunity to receive Company stock options.

EMPLOYEES

As of March 10, 1997, the Company operated Centers and its headquarters with a combined staff of 151 full-time equivalent employees, 4 Center physicians who were part-time, and 25 certified sex therapists who contracted their services as independent contractors to the Centers on a part-time basis. Of the full-time employees, 9 were in senior management, 26 were Center physicians, 66 were Center staff, 21 were in marketing and advertising, 13 were in accounting, billing and collection, and 16 were involved with training, development and administration. The Company believes its relations with its employees are good.

GOVERNMENT REGULATION

Various state and federal laws regulate the relationship between providers of health care services and physicians, and as a business in the health care industry, the Company and the Centers are subject to these laws and regulations. The Company is also subject to laws and regulations relating to business corporations in general. Although many aspects of the Company's business operations have not been the subject of state or federal regulatory interpretation, the Company believes its operations will not result in any material liability under these laws. There can be no assurance, however, that a review of the Company's or the Centers' businesses by courts or regulatory authorities will not result in a determination that could adversely affect the operations of the Company or the Centers or that the health care regulatory environment will not change so as to restrict or affect the Company's or the Centers' existing operations or their expansion. See "Risk Factors-Health Care Industry."

LICENSURE. Every state imposes licensing requirements on individual physicians and on certain types of health care providers and facilities. Many states
require   regulatory   approval,   including  licenses  to  render  care  before
establishing certain types of health care facilities. The Centers and their physicians are subject to licensing requirements, including continuing medical education and license fees. While the performance of management services on behalf of a medical practice does not currently require any regulatory approval on the part of the Company, there can be no assurance that such activities will not be subject to licensure in the future.

CORPORATE PRACTICE OF MEDICINE. Most states limit the practice of medicine to licensed individuals or professional organizations comprised of licensed individuals. Many states also limit the scope of business relationships between business entities such as the Company and licensed professionals and professional corporations, particularly with respect to fee-splitting between a physician and another person or entity and non-physicians exercising control over physicians engaged in the practice of medicine. Most of the Centers are organized as professional corporations-entities authorized to employ physicians-so as to comply with state statutes and state common law prohibiting the corporate practice of medicine. Accordingly, the Company attempts to structure all of its operations so that they comply with the relevant state statutes and state common law and believes that its operations and planned activities do not and will not result in any material liability under these laws. However, because the laws governing the corporate practice of medicine vary from state to state and the application of those laws is often ambiguous, any expansion of the operations of the Company to a state with strict corporate practice of medicine laws, or the application of these laws in states with existing Centers, may require the Company to modify its operations with respect to one or more Centers, which could result in increased financial risk to the Company. Further, there can be no assurance that the Company's arrangements will not be successfully challenged as constituting the unauthorized practice of medicine or that certain provisions of the Services Agreements, employment agreements with physicians, options to designate ownership of the professional corporations, or covenants not to compete will be enforceable. Alleged violations of the corporate practice of medicine doctrine have also been used successfully by physicians to declare a contract to be void as against public policy. There can be no assurance that a state or professional regulatory agency would not attempt to revoke or suspend a physician's license or the corporate charter or license of a professional corporation owning a Center or the corporate charter of the Company or one of its subsidiaries.

FEE-SPLITTING PROHIBITIONS. The laws of some states prohibit physicians from splitting professional fees. These statutes are sometimes quite broad and as a result prohibit otherwise legitimate business arrangements. New York, for example, prohibits compensation arrangements under which the amount received in payment for furnishing space, facilities, equipment or personnel services used by a licensed physician constitutes a percentage of or is otherwise dependent upon, the income or receipts of the licensed physician from such physician practice. Other states, such as Florida, only prohibit fee-splitting arrangements that are based on referrals. Penalties for violating these fee-splitting statutes or regulations may include revocation, suspension, or probation of the physician's license, or other disciplinary action, as well as monetary penalties.

Pursuant to the terms of the Services Agreements with the Centers, the Company will receive a monthly management fee from the Centers for most services. While the Company believes that its compensation arrangements comply with state fee-splitting laws, there can be no assurance that these compensation structures will not be construed by state or judicial authorities as being proscribed fee-splitting laws.

STATE ANTI-KICKBACK AND SELF-REFERRAL LAWS. A number of states have enacted laws that prohibit the payment for referrals and other types of kickback arrangements. Such state laws typically apply to all patients regardless of their insurance coverage. In addition, a number of states have enacted laws which, to varying degrees, prohibit physician self-referrals. Illinois, for example, has a broad self-referral law which regulates all health care workers (including physicians), regardless of the patient's source of payment. Subject to certain limited exceptions, the Illinois law prohibits referrals for health services provided by or through licensed health care workers to an entity outside the health care worker's office or group practice in which the health care worker is an investor, unless the health care worker directly provides health services within the entity and will be personally involved with the provision of care to the referred patient. In April-1992, the State of Florida enacted a Patient Self-Referral Act that severely restricts patient referrals for certain services, prohibits mark-ups of certain procedures and requires health care providers to disclose ownership in businesses to which patients are referred. It is possible that more states will adopt similar legislation. The Company believes that its operations comply with current statutory provisions, although there can be no assurance that state anti-kickback and self-referral laws will not be interpreted more broadly or amended in the future to be more expansive. In addition, expansion of the operations of the Company to certain jurisdictions may require it to comply with such jurisdictions' regulations which could lead to structural and organizational modifications of the Company's form or relationships with Centers. Governmental interpretation of these laws could limit reimbursements to the Centers, which could have an adverse effect on the Company.

FEDERAL MEDICARE RELATED REGULATION. There are a number of federal laws prohibiting certain activities and arrangements relating to services or items which are reimbursable by Medicare. Certain provisions of the Social Security Act, commonly referred to as the "Anti-Kickback Amendments," prohibit the offer, payment, solicitation or receipt of any form of remuneration either in return for the referral of Medicare or state health program patients or patient care opportunities, or in return for the recommendation, arrangement, purchase, lease or order of items or services that are covered by Medicare or state health programs. The Anti-Kickback Amendments are broad in scope and have been broadly interpreted by courts in many jurisdictions. Read literally, the statute places at risk many otherwise legitimate business arrangements, potentially subjecting such arrangements to lengthy, expensive investigations and prosecutions initiated by federal and state governmental officials. In particular, the Office of the Inspector General of the U.S. Department of Health and Human Services has expressed concern that the acquisition of physician practices by entities in a position to receive referrals of business reimbursable by Medicare from such practices could violate the Anti-Kickback Amendments.

In July-1991, in part to address concerns regarding the Anti-Kickback Amendments, the federal government published regulations that provide exceptions, or "safe harbors," for certain transactions that will be deemed not to violate the Anti-Kickback Amendments. Among the safe harbors included in the regulations were provisions relating to the sale of physician practices, management and personal Services Agreements and employee relationships. Additional safe harbors were published in September 1993 offering protections under the Anti-Kickback Amendments to eight new activities, including referrals within group practices consisting of active investors. Proposed amendments to clarify these safe harbors were published in July 1994 which, if adopted, would cause substantive retroactive changes to the 1991 regulations. Violation of the Anti-Kickback Amendments is a felony, punishable by fines up to $25,000 per violation and imprisonment for up to five years. In addition, the Department of Health and Human Services may impose civil penalties excluding violators from participation in Medicare or state health programs. Although the Company believes that its current operations are not in violation of the Anti-Kickback Amendments, there can be no assurance that regulatory authorities will not determine that the Company's operations are in violation of the Anti-Kickback Amendments.

Significant prohibitions against physician self-referrals for services covered by Medicare and Medicaid programs were enacted, subject to certain exceptions, by Congress in the Omnibus Budget Reconciliation Act of 1993. These prohibitions, commonly known as "Stark II," amended prior physician self-referral legislation known as "Stark I" (which applied only to clinical laboratory referrals) by dramatically enlarging the list of services and investment interests to which the referral prohibitions apply. Effective January 1, 1995 and subject to certain exceptions, Stark II prohibits a physician from billing Medicare or Medicaid with respect to any Medicare or Medicaid patients who are referred to any entity providing "designated health services" in which the physician or a member of his immediate family has an ownership or investment interest, or with which the physician has entered into a compensation arrangement, including the physician's own group practice unless such practice satisfies the "group practice" exception. The designated health services include the provision of clinical laboratory services, radiology services, including magnetic resonance imaging, computerized axial tomography scans and ultrasound services, radiation therapy services and supplies, physical and occupational therapy services, durable medical equipment and supplies, parenteral and enteral nutrients, equipment and supplies, prosthetics, orthotics and prosthetic devices and supplies, outpatient prescription drugs, home health services and inpatient and outpatient hospital services. The penalties for violating Stark II include a prohibition on Medicaid and Medicare reimbursement and civil penalties of as much as $15,000 for each violative referral and $100,000 for participation in a

"circumvention scheme." The Company believes that its and the Centers' operations currently are not in violation of Stark I or II; however, the Stark legislation is broad and ambiguous. Interpretative regulations clarifying the provisions of Stark I were issued on August 14, 1995 and Stark II regulations have yet to be proposed. While the Company believes it is in compliance with the Stark legislation, governmental interpretations or future regulations could require the Company to modify the nature of its relationships with the Centers. Private parties may institute legal action against healthcare providers alleging violations of Stark II or of the Anti-Kickback Amendments. Moreover, the violation of Stark I or II or of the Anti- Kickback Amendments by the Company or by the Centers could result in significant fines and loss of reimbursement which would adversely affect the Company. There can be no assurance that claims or litigation alleging such violations will not be brought against the Company or the Centers.


                         ITEM 2. DESCRIPTION OF PROPERTY

All Centers operate in leased facilities of approximately 2000 square feet. (See "Facilities" for a list of Center locations.) Rents are payable in equal monthly installments which average $3,200 per Center. Length of the leases range from 5 to 10 years, with termination options at 5 years. Center leases provide options to renew for periods averaging 5 years.

The Company's headquarters consists of approximately 15,400 square feet of leased office space in Lenexa, Kansas. The headquarters lease has a term of 10 years at a base rental rate of $13,255 per month through August 31, 2001, and $14,581 per month thereafter through August 31, 2006. In addition, the lease provides for monthly payment of estimated real estate taxes, insurance and common area maintenance in the amount of $2,635, said estimate to be adjusted annually. Upon expiration of the initial 10 year lease term, the Company will have the option to extend the term of the lease for an additional 5 years at the annual base rental increased by a percentage factor equal to the increase in the Consumer Price Index for Kansas City, Missouri established by the United States of America for the date of February 28, 2006 over February 28, 1996.

The Company believes that the leased facilities of each Center and of the Company's headquarters are in good condition, adequately covered by insurance and sufficient to meet the needs at that location for the foreseeable future. The Company owns substantially all equipment used in its facilities.


                           ITEM 3. LEGAL PROCEEDINGS.

Not applicable.


          ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the fourth quarter ended December 31, 1996.

                                     PART II


 ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The common stock of the Company began trading in November 1996 (subsequent to the public offering) on the Nasdaq National Market under the symbol "IMRI". The following table sets forth the high and low quotations from the National Association of Securities Dealers Automated Quotation System "NASDAQ". Prior to the offering in November 1996, no established public trading market existed.

                               COMMON STOCK PRICE

                                            HIGH          LOW
        Fourth Quarter - 1996               7 7/8           3

The number of record holders of the Company's common stock as of March 10, 1997, was 96, including brokers holding shares as nominees or in street name, but excluding those for which they hold such shares.

The following table sets forth the Company's sales of unregistered securities during the fiscal year ended December 31, 1996. In each instance, the Company claims exemption from registration for these issuances under Section 4(2) of the Securities Act of 1933. No underwriters were involved in any of such sales nor were any commissions or similar fees paid by the Company with respect thereto.

DATE OF       TITLE OF      AMOUNT OF SECURITIES
 SALE      SECURITIES SOLD    SOLD OR EXCHANGED    IDENTITY OF PURCHASER

3/29/96   Series B Preferred      222,222         Frazier Healthcare II, L.P.(1)
7/17/96   Common                    5,500         Julian M. Parreno (2)

(1) Facts relied upon to make the Section 4(2) exemption available are as follows: Series B Preferred Stock was sold exclusively to Frazier Healthcare II, L.P., a sophisticated institutional investor, in the form of a private placement. The price per share was $4.50. No securities exchanges or public distribution mechanisms were involved. Total proceeds of the offering, net of offering costs of $75,228, amounted to $924,771.
(2) Facts relied upon to make the Section 4(2) exemption available are as follows: The sale was a private placement of 5,500 shares of Common Stock at $5.50 per share. Purchaser was an executive officer of the Company and was, accordingly, an insider having access to the type of information which would be disclosed if the securities had been registered under the Securities Act of 1933. No securities exchanges or public distribution mechanisms were involved. Total proceeds of the sale amounted to $30,250.

The Company has not paid a dividend with respect to its common stock nor does the Company anticipate paying dividends in the foreseeable future. The Company's line of credit with a bank prohibits the payment of dividends without the bank's prior written approval.


       ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS.

The Company is the leading provider of disease management services for men suffering from sexual dysfunction, focusing primarily on the diagnosis and treatment of erectile dysfunction, commonly known as impotence. The Company provides comprehensive diagnostic, educational and treatment services designed to address the medical and emotional needs of its patients and their partners through the largest network of medical clinics in the United States dedicated to the diagnosis and treatment of impotence. The Company currently operates 31 Centers in 18 states.

The cost of opening a new Center includes capital expenditures for diagnostic and office equipment, furniture and fixtures in the approximate amount of $125,000 and pre-opening costs for physician recruitment, organizational costs and advertising expenses. Pre-opening costs average approximately $32,500 per Center and are amortized over a one year period. The Company finances new Centers during the initial months of operations until patient volume generates cash flow sufficient to cover the Center's operating expenses. Total pre-opening costs, including capital expenditures, were approximately $2,950,000 in 1996 in connection with the opening of 17 new Centers.

For new Centers, substantially all patient volume can be attributable to the Company's advertising and public relations efforts. As Centers mature, patients from other sources such as other physicians and broader educational programs provide additional patient volume, although advertising remains the major source of new patients. As a result, advertising and promotional expenses remain a large cost to the Company. The Company has in the past received, and may continue in the future to receive, funds for market development and patient and physician education from pharmaceutical companies that develop impotence treatments.

Centers typically operate with a staff of three or four persons, including a full-time physician. On average, the physician at each Center can see approximately 100 to 120 new patients per month. The Centers recognize revenues at the time services are rendered. These services include physician professional fees, diagnostic tests conducted at the Centers and laboratory tests subcontracted to a national reference laboratory, use of specialized diagnostic equipment, including the Rigiscan patient monitor, and the dispensing of treatment devices, medications and supplies. Approximately 80% of Center billings are related to diagnostic services, of which approximately one-third are physician professional fees, and 20% of average billings are related to treatments dispensed by the Center. Historically, average new patient billings for diagnosis and initial treatment have remained relatively constant at approximately $800, although the average new patient billings for the year ended December 31, 1996 was approximately $850.

For the year ended December 31, 1996, approximately 76% of patient billings were covered by medical insurance plans subject to applicable deductible and other co-pay provisions paid by the patient. Approximately 27% of patient billings were covered by Medicare and 49% were covered by numerous other commercial insurance plans that offer coverage for impotence treatment services. Patient billings average less for Medicare patients due to restrictions on laboratory test reimbursement and standard professional fee discounts.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain items from the statement of operations of the Company as a percentage of net Center revenues:

                                                   YEAR ENDED DECEMBER 31,

                                                   1995                1996

   Net Center revenues                            100.0%              100.0%
   Center expenses                                 39.9                50.2
                                                   ----                ----
   Net management revenue                          60.1                49.8
   Operating expenses:
      Center staff salaries                        14.8                14.4
      Center facilities rent                        5.6                 7.2
      Advertising                                  22.8                39.2
      Depreciation and amortization                 4.8                12.0
      Selling, general and administrative          25.2                33.7
                                                   ----                ----
        Total operating expenses                   73.2               106.5
                                                   ----               -----
   Operating loss                                 (13.1)             ( 56.7)
   Interest expense, net                          ( 3.5)             (  2.5)
   Other income, net                                0.2                 0.0
                                                    ---                 ---
   Loss before income tax benefit                 (16.4)             ( 59.2)
   Income tax benefit                             ( 0.4)                0.0
                                                  ------             -------
   Net loss                                       (16.0)             ( 59.2)
                                                  =====               =====


YEARS ENDED DECEMBER 31, 1996 AND 1995

NET CENTER REVENUES. Net Center revenues increased 52% from $7.2 million in 1995 to $11.0 million in 1996. This growth was attributable primarily to the increase in the number of Centers open at the end of each period from 13 to 30. In addition, 1996 includes a full year of revenues from Centers open for a partial year in 1995. Fees related to the use of Rigiscans accounted for approximately 25% of revenues in each period.

CENTER EXPENSES. Center expenses represent direct operating expenses of the Centers, including physician salaries, costs for laboratory and outsourced services, diagnostic and treatment supplies, and treatment devices and medications dispensed through the Centers. Center expenses increased 92% from $2.9 million in 1995 to $5.5 million in 1996 due to the operation of additional

Centers in the 1996 period. As a percentage of net Center revenues, Center expenses increased from 39.9% to 50.2%, which was primarily attributable to a change in the mix of payors and services provided at certain existing Centers and the fact that revenues at new Centers generally increase with patient volumes over the first six months of operations while Center expenses are substantially fixed after the first month of operation.

NET MANAGEMENT REVENUE. Net management revenue increased 26% from $4.3 million in 1995 to $5.5 million in 1996. As a percentage of net Center revenue, net management revenue decreased from 60.1% to 49.8%, primarily due to the timing of opening new Centers.

CENTER STAFF SALARIES. Center staff salaries increased 48% from $1.1 million in 1995 to $1.6 million in 1996 due the operation of additional Centers in 1996. As a percentage of net Center revenue, Center staff salaries decreased from 14.8% in 1995 to 14.4% in 1996 due to the reduction of average staff size from 3-4 employees per clinic in 1995 to 2-3 employees per clinic in 1996. As the Company continues to open new Centers, the expenses of Center staff may increase as a percentage of net Center revenue in subsequent periods because new Centers experience lower initial patient counts and revenue over the first six months of operations.

CENTER FACILITIES RENT. Center facilities rent increased 96% from $406,000 in 1995 to $797,000 in 1996 due to the operation of additional Centers during the period. As a percentage of net Center revenue, Center facilities rent increased from 5.6% to 7.2%. As the Company continues to open new Centers, Center facilities rent may increase as a percentage of net Center revenue in subsequent periods because new Centers experience lower initial patient counts and revenue over the first six months of operation.

ADVERTISING. Advertising expense increased 162% from $1.6 million in 1995 to $4.3 million in 1996 due primarily to the increased number of Centers. As a percentage of net Center revenue, advertising expense increased from 22.8% to 39.2%, which was primarily attributable to a change in media used from print advertising to more costly broadcast media for a portion of the year, which generated lower patient volumes, and the engagement of an outside advertising agency in November 1996.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased 280% from $348,000 in 1995 to $1.3 million in 1996 due to depreciation charges for clinical and office equipment purchased to support new Centers, increased staffing at the Company's headquarters and amortization of pre-opening costs incurred with respect to the significant growth in new Centers. As a percentage of net Center revenues, depreciation and amortization increased from 4.8% to 12.0%, due primarily to the amortization of pre-opening costs for 8 new clinics opened in 1995 and 17 opened in 1996, which pre-opening costs are amortized over a 12-month period.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expense increased 104% from $1.8 million in 1995 to $3.7 million in 1996 due principally to the addition of an experienced management team and staff at the Company's corporate headquarters and expansion of the telephone appointment center staff to support additional Centers. As a percentage of net Center revenues, selling, general and administrative expense increased from 25.2% to 33.7% due primarily to the increased staffing needed to support the Company's future growth and the opening of new Centers.

INTEREST EXPENSE, NET. Interest expense increased from $251,000 in 1995 to $275,000 in 1996, resulting from increased leasing activity under agreements accounted for as capital leases and increased borrowings under the Company's credit facilities to support equipment purchases and working capital at new Centers.

INCOME TAXES. The Company recorded a deferred tax benefit in 1995 of $26,000 related to the write-off of deferred tax liabilities recorded in 1994. No income tax provision or benefit was recorded in 1996 as the deferred tax benefit otherwise provided was offset by valuation reserves on deferred tax assets.

SEASONALITY

The  Company's   historical   quarterly  revenues  and  financial  results  have
demonstrated a seasonal pattern in which the first and fourth quarters are typically stronger than the second and third quarters. The summer months of May through August, spanning the second and third quarters, have shown seasonal decreases in patient volume and billings. Because impotence is not an acute condition, has typically persisted for some time in most patients, and usually does not present immediate health risks, the Company believes that some patients postpone scheduling visits with the Centers during the summer months. The Company believes that this seasonality trend will likely continue. In addition, the Company's quarterly results are affected by the timing of the opening of new Centers.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations and met its capital requirements with cash flows from existing Centers, proceeds from private placements of equity securities, an initial public offering of equity securities, the utilization of bank lines of credit, bank loans and capital lease obligations. In December 1995 and March 1996, the Company raised $4.0 million and $1.0 million, respectively, from the issuance of Series A Preferred Stock and Series B Preferred Stock which was converted to Common Stock upon the consummation of the initial public offering. The Company raised $12.6 million in net proceeds from its initial public offering completed in November 1996. The Company has a working capital line of credit with its bank under which it may borrow up to $2.0 million through December 31, 1997, based on specified percentages of eligible accounts receivable. At December 31, 1996, the Company had no borrowings outstanding under this line of credit, and $1.1 million was available under this line of credit based on eligible accounts receivable balances. The interest rate applicable to the line of credit is 1% above the bank's prime lending rate (which prime lending rate was 8.25% at December 31, 1996).

Effective December 1995, the Company entered into an arrangement with a vendor to finance the purchase of equipment to be used in providing clinical services at the Centers, subsequent to December 31, 1995. The total obligation under the agreement was $1.8 million, of which the Company was required to pay 25% in January 1996, and will be incurred as the Company takes delivery of the diagnostic equipment securing the obligation. At December 31, 1996, $1.1 million was outstanding under this financing arrangement. The balance of the obligation is payable in equal installments on a 36 month straight-line basis following equipment delivery plus interest at 5.75%. The Company purchased $295,000 in additional equipment from this vendor with terms equivalent to the original agreement. As of December 31, 1996, $235,000 was outstanding for this additional purchase.

In September 1996, the Company entered into an additional agreement with this vendor to purchase equipment. The total obligation under the agreement is
$410,000, of which the Company was required to pay 25% at execution of the agreement, and will be incurred as the Company takes delivery of the diagnostic equipment securing the obligation. At December 31, 1996, $308,000 was outstanding under this agreement. The balance of the obligation is payable in equal installments on a 36 month straight-line basis following equipment delivery plus interest at 5.22%.

In December 1996, the Company entered into an additional agreement with the vendor to finance the purchase of equipment to be used in providing clinic services subsequent to December 31, 1996. The total obligation under the agreement is $2,952,000. Under the agreement, the Company will purchase specified quantities of equipment through 1998, with 25% of the obligation for each shipment received being due upon delivery. The balance of the obligation is payable in equal installments on a 36 month straight-line basis following equipment delivery plus interest at 5.75%.

As of December 31, 1996, the Company had, for tax purposes, net operating loss carryforwards of approximately $8.8 million, which are available to offset future taxable income and expire in varying amounts through 2011, if unused.

Due to the growth in the number of new Center openings, the Company has experienced increased and varied operating cash flow deficits from 1994 through 1996. This resulted primarily from differences in working capital levels required to accommodate the increased Center operations and variances in operating results. The variances were principally attributable to the fact that revenues at new Centers and, accordingly, net management revenues have generally increased with patient volumes over the first six months of operations while operating expenses have remained relatively fixed from the first month of operation. In addition, the Company had increased corporate staff, expanded the national call center and increased advertising costs to support new Center openings, thereby significantly increasing administrative expenses in advance of expected revenues.

At December 31, 1996, the Company had cash and cash equivalents of $6.7 million. The Company believes that existing cash balances, funds available under the Company's credit lines and operating cash flows generated by management services provided to the more mature Centers, will be sufficient to fund its operations and satisfy its capital expenditures and working capital requirements for the next twelve months. Despite the Company's existing resources, opportunities may arise for new Center openings or acquisitions that management believes would enhance the value of the Company which could require financing not currently provided for.

At December 31, 1996, total patient accounts receivable, before allowances, reflected an average balance of 77 days of net revenue. Due to the seasonality of revenues discussed above, the ratio of patient accounts receivable to the most recent quarterly net Center revenue is typically greater at the end of the second and third quarters as compared to the fourth and first quarters. As of December 31, 1996, patient accounts receivable greater than 180 days totaled approximately $1,005,000, of which there were no material individual balances due.

                          ITEM 7. FINANCIAL STATEMENTS.

For a list of financial statements filed as part of this report, see index to financial statements at F-1 of this report.


              ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

                                    PART III


      ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Incorporated by reference to the Company's Proxy Statement for the 1997 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended December 31, 1996.


                        ITEM 10. EXECUTIVE COMPENSATION.

Incorporated by reference to the Company's Proxy Statement for the 1997 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended December 31, 1996.


    ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Incorporated by reference to the Company's Proxy Statement for the 1997 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended December 31, 1996.


             ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated by reference to the Company's Proxy Statement for the 1997 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended December 31, 1996.

                                ITEM 13. EXHIBITS

(a)     The following exhibits are filed herewith:

 EXHIBIT NUMBER  DESCRIPTION
     *3 (a) (ii) Amended and Restated Articles of Incorporation
     *3 (b) (ii) Restated Bylaws
          *4 (a) Specimen of Common Stock Certificate
      *4 (b) (i) Loan Agreement dated December 29, 1995 by and among the
                 Company, certain Centers and Citizens National Bank of Fort Scott, Kansas (the "Loan Agreement")
     *4  b) (ii) First  Amendment to the Loan Agreement  dated June 18,
                 1996 by and among the Company, certain Centers and Citizens National Bank of Fort Scott
         *10 (a) Amended and Restated 1995 Stock Option Plan
         *10 (d) Amended and Restated Investors Rights Agreement dated March
                 29, 1996 by and among the Company, Institutional Venture Management VI, Institutional Venture Partners VI, IVP Founders Fund I, L.P. and Frazier Healthcare II, L.P.
      *10 (e)(i) Form of  Services  Agreement  by and  between a  Subsidiary  of the Company and a Center (Revised)
    *10 (e) (ii) Form of Promissory Note by a Center in favor of a Subsidiary of the Company *10 (e) (iii) Form of Security Agreement by a Center favor of a Subsidiary of the Company
    *10 (e) (iv) Form of Equipment Lease by and between the Centers and a
                 Subsidiary of the Company
     *10 (e) (v) Form of Sublease by and between the Centers and a Subsidiary of the Company *10 (f) Rigiscan Purchase Agreement dated December 1, 1995 by and between UROHEALTH Systems, Inc. and the Company
      10 (f) (i) Amendment to the Rigiscan Purchase Agreement dated September 6,
                 1996 by and between UROHEALTH Systems, Inc. and the Company
     10 (f) (ii) Amendment to the Rigiscan Purchase Agreement dated December 19,
                 1996 by and between UROHEALTH Systems, Inc. and the Company
         *10 (g) VCD Purchase Agreement dated December 1, 1995 by and between
                 UROHEALTH Systems, Inc. and the Company
         *10 (i) Service Mark Assignment Agreement dated August 1, 1996 by and between Troy A. Burns and the Company
         *10 (j) Office Building Lease dated December 20, 1993 by and between
                 Troy A. Burns and the Company
         *10 (k) Non-Employee Director Stock Option Plan
         *10 (l) Form of Non-Competition and Non-Solicitation Agreement by and between each of Troy A. Burns, M. D. and T. Scott Jenkins and the Company
         *10 (m) Employment  Agreement  by and  between  William  Raup  and the
                 Company
         *10 (n) Option  Agreement  dated  September  26,  1996 by and between
                 Troy A. Burns, M.D. and the Company
         *10 (o) Employment Agreement dated September 30, 1996 by and between
                 Troy A. Burns, M.D. and the Company
         *10 (p) Employment Agreement dated September 30, 1996 by and between T.
                 Scott Jenkins and the Company
         *10 (q) Agreement dated September 30, 1996 by and among the Company,
                 Institutional Venture Management VI, Institutional Venture Partners VI, IVP Founders Fund I, L.P., Stanford University, Virgil A. Place, Leland Wilson, S.F. Growth Fund, Frazier Healthcare II, L.P., Troy A. Burns, M.D., Troy A. Burns Revocable Trust, Catherine P. Burns Revocable Trust, James Marvine and T. Scott Jenkins
           10(r) Advertising Agency Agreement dated December 4, 1996 by and between DraftDirect Worldwide, Inc. and the Company
              11 Statement regarding computation of per share earnings
              21 List of Subsidiaries of the Company
              27 Financial Data Schedule

-----------
     * Incorporated by reference to the corresponding exhibit filed as part of Registration Statement No. 333-5414-D, as amended, originally filed on August 12, 1996.



(b)     REPORTS ON FORM 8-K

        The Company filed no reports on Form 8-K for the fiscal year ended December 31, 1996.

                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               INTEGRATED MEDICAL RESOURCES, INC.

                               By: /s/ TROY A. BURNS, M.D.


                               -----------------------------------
                               Troy A. Burns, M.D., Chief Executive Officer, Chief Medical Officer,
                               Chairman of the Board and Director


In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        SIGNATURE           TITLE

 /s/ TROY A. BURNS, M.D.    Chief Executive Officer,
                            Chief Medical Officer,
 ________________________   Chairman of the Board and Director             ____
   Troy A. Burns, M.D.      (Principal Executive Officer)                  Date

 /s/ BEVERLY O. ELVING      Chief Financial Officer and Vice President,
                            Finance and Administration
 _______________________    (Principal Financial and Accounting Officer)   ____
    Beverly O. Elving                                                      Date

 /s/ T. SCOTT JENKINS       Director, President and Chief Operating
                            Officer
 -----------------------                                                   ----
     T. Scott Jenkins                                                      Date

 /s/ SAMUEL D. COLELLA      Director

 -----------------------                                                   ----
    Samuel D. Colella                                                      Date

 /s/ JOHN K.TILLOTSON, M.D. Director

 -----------------------                                                   ----
 John K. Tillotson, M.D.                                                   Date

 /s/ ALAN D. FRAZIER        Director

 -----------------------                                                   ----
     Alan D. Frazier                                                       Date

  /s/ BRUCE A. HAZUKA       Director

  ----------------------                                                   ----
      Bruce A. Hazuka                                                      Date

                                  EXHIBIT INDEX

   EXHIBIT                                                                          SEQUENTIAL
   NUMBER    DESCRIPTION                                                           PAGE NUMBER
 *3 (a) (ii) Amended and Restated Articles of Incorporation
 *3 (b) (ii) Form of Restated Bylaws
      *4 (a) Specimen of Common Stock Certificate
  *4 (b) (i) Loan Agreement dated December 29, 1995 by and among the
             Companpy,  certain  Centers and Citizens  National Bank of Fort
             Scott, Kansas (the "Loan Agreement")
 *4          (b) (ii) First  Amendment to the Loan Agreement dated June 18, 1996 by and among the Company,  certain  Centers and  Citizens  National
             Bank of Fort Scott
     *10 (a) Amended and Restated 1995 Stock Option Plan
     *10 (d) Amended and Restated Investors Rights Agreement dated March
             29, 1996 by and among the Company, Institutional Venture Management
             VI, Institutional Venture Partners VI, IVP Founders Fund I, L.P.
             and Frazier Healthcare II, L.P.
 *10 (e) (i) Form of Services Agreement by and between a Subsidiary of the
             Company and a Center (Revised)
*10 (e) (ii) Form of Promissory Note by a Center in favor of a Subsidiary of the
             Company
*10 (e)(iii) Form of Security Agreement by a Center in favor of a Subsidiary of the Company
 *10 (e)(iv) Form of Equipment Lease by and between the Centers and a Subsidiary of the Company
 *10 (e) (v) Form of Sublease by and between the Centers and a Subsidiary of the
             Company *10 (f) Rigiscan Purchase  Agreement dated December 1, 1995 by and between UROHEALTH Systems, Inc. and the Company
  10 (f) (i) Amendment to the Rigiscan Purchase Agreement dated September 6,
             1996 by and between UROHEALTH Systems, Inc. and the Company
 10 (f) (ii) Amendment to the Rigiscan Purchase Agreement dated December 19,
             1996 by and between UROHEALTH Systems, Inc. and the Company
     *10 (g) VCD Purchase Agreement dated December 1, 1995 by and between
             UROHEALTH Systems, Inc. and the Company
     *10 (i) Service Mark Assignment Agreement dated August 1, 1996 by and between Troy A. Burns and the Company
     *10 (j) Office Building Lease dated December 20, 1993 by and between Troy
             A. Burns and the Company
     *10 (k) Non-Employee Director Stock Option Plan
     *10 (l) Form of Non-Competition and Non-Solicitation Agreement by and
             between each of Troy A. Burns, M. D. and T. Scott Jenkins and the
             Company
     *10 (m)  Employment  Agreement by and between  William Raup and the Company
     *10 (n) Option Agreement dated September 26, 1996 by and between Troy A.
             Burns, M.D. and the Company
     *10 (o) Employment Agreement dated September 30, 1996 by and between Troy
             A. Burns, M.D. and the Company
     *10 (p) Employment Agreement dated September 30, 1996 by and between T.
             Scott Jenkins and the Company
     *10 (q) Agreement dated September 30, 1996 by and among the Company,
             Institutional Venture Management VI, Institutional Venture Partners
             VI, IVP Founders Fund I, L.P., Stanford University, Virgil A.
             Place, Leland Wilson, S.F. Growth Fund, Frazier Healthcare II,
             L.P., Troy A. Burns, M.D., Troy A. Burns Revocable Trust, Catherine
             P. Burns Revocable Trust, James Marvine and T.Scott Jenkins
      10 (r) Advertising Agency Agreement dated December 4, 1996 by and between
             DraftDirect Worldwide, Inc. and the Company
          11 Statement re computation of per share earnings
          21 List of Subsidiaries of the Company
          27 Financial Data Schedule



-----------

     * Incorporated by reference to the corresponding exhibit filed as part of Registration Statement No. 333-5414-D, as amended, originally filed on August 12, 1996.



               INTEGRATED MEDICAL RESOURCES, INC. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



Report of Independent Auditors                                            F-2
Consolidated Financial Statements
Consolidated Balance Sheet as of December 31, 1996                        F-3
Consolidated Statements of Operations for the years
ended December 31, 1996 and 1995                                          F-5
Consolidated Statements of Stockholders' Equity for
the years ended December 31, 1996 and 1995                                F-6
1995
Consolidated Statements of Cash Flows for the years
ended December 31, 1996 and 1995                                          F-7
Notes to Consolidated Financial Statements                                F-9

                         Report of Independent Auditors

The Board of Directors and Stockholders
Integrated Medical Resources, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Integrated Medical Resources, Inc. and subsidiaries (the Company) as of December 31, 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Integrated Medical Resources, Inc. and subsidiaries at December 31, 1996, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.


/s/ Ernst & Young LLP


Kansas City, Missouri
February 14, 1997

                       Integrated Medical Resources, Inc.
                                and Subsidiaries

                           Consolidated Balance Sheet

                                December 31, 1996


ASSETS (Note 3)
Current assets:
  Cash and cash equivalents                                     $  6,739,697
  Accounts receivable, less allowance of $605,315                  1,382,968
  Receivable from Centers                                            499,083
  Supplies                                                            99,788
  Prepaid expenses                                                   260,619
                                                              ----------------
Total current assets                                               8,982,155



Property and equipment (Note 2):
  Office equipment and software                                    1,624,411
  Furniture, fixtures and equipment                                4,295,722
  Leasehold improvements                                             125,476
                                                              ----------------

                                                                   6,045,609
  Accumulated depreciation                                         1,355,995
                                                              ----------------

                                                                   4,689,614




Intangible assets                                                    504,182
Other assets                                                         335,947
                                                              ----------------
Total assets                                                     $14,511,898
                                                              ================

LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
  Accounts payable                                               $     929,564
  Accrued payroll                                                      289,470
  Accrued advertising                                                  350,725
  Other accrued expenses                                                41,086
  Current portion of long-term debt (Note 3)                           623,603
  Current portion of capital lease obligations (Note 2)                320,586
                                                                ----------------
Total current liabilities                                            2,555,034

Deferred rent                                                          175,932
Long-term debt, less current portion (Note 3)                        1,008,278
Capital lease obligations, less current portion (Note 2)               473,281

Stockholders'  equity  (Notes 3, 5 and 7):
  Preferred  stock,  $.001 par  value:
    Authorized  shares - 1,696,698
    Issued and outstanding  shares - none
  Common stock,  $.001  par  value:
   Authorized  shares  -  10,000,000
   Issued  and  outstanding shares - 6,715,017                           6,715
  Additional paid-in capital                                        17,960,029
  Accumulated deficit                                               (7,667,371)
                                                                ----------------
Total stockholders' equity                                          10,299,373
                                                                ================
Total liabilities and stockholders' equity                         $14,511,898
                                                                ================

See accompanying notes.

                       Integrated Medical Resources, Inc.
                                and Subsidiaries

                      Consolidated Statements of Operations


                                                   YEAR ENDED DECEMBER 31
                                                    1996             1995
                                              ----------------------------------

Net Center revenues                               $11,006,774     $ 7,219,085
Center expenses:
  Physician salaries                                2,393,556       1,221,677
  Cost of services                                  3,131,855       1,660,922
                                              ----------------------------------
                                                    5,525,411       2,882,599
                                              ----------------------------------
Net management revenue                              5,481,363       4,336,486

Operating expenses:
  Center staff salaries                             1,582,380       1,068,127
  Center facilities rent                              796,658         406,066
  Advertising                                       4,309,419       1,644,759
  Depreciation and amortization                     1,322,353         348,166
  Selling, general and administrative               3,714,119       1,816,769
                                              ----------------------------------
                                                   11,724,929       5,283,887
                                              ----------------------------------
Operating loss                                     (6,243,566)       (947,401)

Other income (expense):
  Interest income                                      81,730           1,547
  Interest expense                                   (356,710)       (253,036)
  Other                                                     -          18,438
                                              ----------------------------------
                                                     (274,980)       (233,051)
                                              ----------------------------------

Loss before income tax benefit                     (6,518,546)     (1,180,452)
Income tax benefit (Note 4)                                 -         (26,121)
                                              ----------------------------------
Net loss                                         $ (6,518,546)    $(1,154,331)
                                              ==================================

Net loss per common and common equivalent
  share
                                                 $      (1.82)   $       (.38)
                                              ==================================
Weighted average common and common equivalent
  shares                                             3,573,910       3,009,435
                                              ==================================
Pro forma:
  Net loss per common and common equivalent
   share assuming conversion of preferred
   stock into common stock at the beginning
   of the period                                $       (1.35)   $       (.35)
                                              ==================================
Weighted average common and common
    equivalent shares                                4,814,129       3,044,977
                                              ==================================

See accompanying notes.

                       Integrated Medical Resources, Inc.
                                and Subsidiaries

                 Consolidated Statements of Stockholders' Equity

                                                  PREFERRED STOCK
                                            -----------------------------                ADDITIONAL     RETAINED
                                               SERIES A      SERIES B       COMMON        PAID-IN       EARNINGS
                                             CONVERTIBLE   CONVERTIBLE       STOCK        CAPITAL       (DEFICIT)       TOTAL
                                            ---------------------------------------------------------------------------------------

Balance at December 31, 1994                  $       -       $    -        $   580     $     441,449$        5,506  $     447,535
  Fifty-for-one stock split and change
    in par value                                      -            -          2,320            (2,320)           -               -
  Issuance of 1,081,080 shares of Series
    A Convertible preferred stock, net of
    issuance costs of $95,803                     1,081            -              -         3,903,113            -       3,904,194
  Issuance of 6,757 shares of common
    stock for services                                -            -              7            24,993            -          25,000
  Net loss                                            -            -              -                 -   (1,154,331)     (1,154,331)
                                            ---------------------------------------------------------------------------------------
Balance at December 31, 1995                      1,081            -          2,907         4,367,235   (1,148,825)      3,222,398
  Issuance of 222,222 shares of Series B
    Convertible preferred stock, net of
    issuance costs of $75,228                         -          222              -           924,549            -         924,771
  Issuance of 5,500 shares of common
    stock to employee                                 -            -              5            30,244            -          30,249
  Issuance of 2,500,000 shares of common
    stock in initial public offering, net
    of issuance costs of $2,359,499                   -            -          2,500        12,638,001            -      12,640,501
  Conversion of preferred stock to
    common stock                                 (1,081)        (222)         1,303                 -            -               -
  Net loss                                            -            -              -                 -   (6,518,546)     (6,518,546)
                                            ---------------------------------------------------------------------------------------
Balance at December 31, 1996                  $       -       $    -         $6,715       $17,960,029  $(7,667,371)    $10,299,373
                                            =======================================================================================


See accompanying notes.

                       Integrated Medical Resources, Inc.
                                and Subsidiaries

                      Consolidated Statements of Cash Flows


                                                           YEAR ENDED DECEMBER 31
                                                            1996             1995
                                                      ----------------------------------

OPERATING ACTIVITIES
Net loss                                                $ (6,518,546)     $(1,154,331)
Adjustments to reconcile net loss to net
  cash used in operating activities:
    Depreciation                                             779,176          327,502
    Amortization                                             543,177           20,664
    Deferred income tax benefit                                    -          (26,121)
    Deferred rent                                             96,687           48,030
    Pre-opening costs incurred                              (782,108)        (106,968)
    Compensatory common stock issuance                             -           25,000
    Gain on sale of property and equipment                         -           (3,853)
    Changes in operating assets and liabilities:
      Accounts receivable                                   (455,647)        (927,321)
      Receivable from Centers                               (376,934)         691,348
      Supplies                                               (57,151)         (42,637)
      Prepaid expenses                                      (113,912)        (138,702)
      Accounts payable                                       551,111          319,905
      Accrued payroll                                        191,262           34,288
      Accrued advertising                                    266,985         (220,260)
      Other accrued expenses                                   9,168           16,797
                                                      --------------  -----------------
Net cash used in operating activities                     (5,866,732)      (1,136,659)

INVESTING ACTIVITIES
Purchases of property and equipment                       (3,847,441)        (511,653)
Proceeds from the sale of property and equipment                   -           10,706
Acquisition of distribution rights                                 -          (70,161)
Other                                                       (276,000)         (62,442)
                                                      --------------- -----------------
Net cash used in investing activities                     (4,123,441)        (633,550)


                       Integrated Medical Resources, Inc.
                                and Subsidiaries

                Consolidated Statements of Cash Flows (continued)


                                                           YEAR ENDED DECEMBER 31
                                                            1996             1995
                                                      ----------------------------------

FINANCING ACTIVITIES
Borrowings on line of credit                            $  1,100,000     $    439,538
Principal payments on line of credit                      (1,100,000)        (439,538)
Proceeds from issuance of notes payable
  and long-term debt                                       2,468,200          823,200
Principal payments on long-term debt                      (1,143,585)        (647,783)
Debt issuance costs incurred                                 (15,000)         (59,520)
Principal payments on capital lease obligations             (298,060)        (187,095)
Proceeds from issuance of preferred stock                    924,771        3,904,194
Proceeds from issuance of common stock                    12,670,750                -
                                                      ----------------------------------
Net cash provided by financing activities                 14,607,076        3,832,996
                                                      ----------------------------------

Net increase in cash and cash equivalents                  4,616,903        2,062,787
Cash and cash equivalents at beginning of year             2,122,794           60,007
                                                      ----------------------------------

Cash and cash equivalents at end of year                $  6,739,697      $ 2,122,794
                                                      ==================================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest                                 $     356,710     $    253,036
                                                      ==================================

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
FINANCING ACTIVITIES
Additions to property and equipment through
  issuance of capital lease obligations                $     344,416     $    384,956
                                                      ==================================

See accompanying notes.


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS

Integrated Medical Resources, Inc. and subsidiaries (the Company) is a provider of disease management services for men suffering from sexual dysfunction. At December 31, 1996, the Company operated 30 diagnostic clinics under the name The Diagnostic Center for Men in 18 states (collectively the Centers). Each of those 30 clinics is owned directly or beneficially by an officer and stockholder of the Company and has entered into long-term management contracts and lease agreements with the Company. Pursuant to these contracts and agreements, the Company provides a wide array of business services to the Centers in exchange for management fees. The Company has a noncancelable option to designate the holder of the common stock of each Center through the right to force each current holder to sell, at any time, the outstanding shares of the professional corporations operating the Centers to the Company's designee for a nominal amount which management believes is deeply discounted from the fair value of the stock of the corporations. The amount to be paid represents the reimbursement of the direct expenses of the stockholder in forming the corporation operating the Center, and normally ranges from $100 to $500. In general, the Company is legally prohibited from owning the common stock of the Centers.

BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Integrated Medical Resources, Inc. and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

The Company and the Centers have entered into long-term management contracts (Contracts) with initial terms of 40 years, which renew automatically and perpetually for successive 40 year periods and may be terminated only for cause by the Center. The Company may unilaterally terminate the agreement without cause.

The Company directly or indirectly provides all management services necessary to operate the Centers under the Contracts and lease agreements. Under the Contracts, each Center appoints the Company as its sole and exclusive manager and administrator of all the Center's day-to-day business functions. The management and administrative services provided by the Company include: (i) operation of a national call center for appointment scheduling; (ii) staffing of all non-medical personnel required to operate the Center, (iii) billing and collection of patient invoices; (iv) bookkeeping and related financial services of the Center (v) telephone support services; (vi) advertising and promotional activities; and (vii) other administrative and management services. In exchange for these services, the Center pays the Company monthly fees. Personnel staffing fees are charged on a fully burdened cost-plus basis, the billing and collection service fee is a minimum amount plus a per patient charge, bookkeeping, financial services and appointment scheduling services are provided at fixed amounts, and advertising and promotional services are charged on a cost-plus basis. The Company has the unilateral right to increase its fees each year to account for any factors that may increase the value, the extent or the cost of the services provided.

Each Center also enters into an equipment and facility lease with the Company which provides for all equipment and property required for operation of the Center. The related rental fees are determined on a per Center basis, except for certain diagnostic equipment for which fees are charged based on the level of usage at each Center.

Although the Company does not consolidate the Centers, for display purposes, and in order to appropriately reflect the nature of the Company's operations and its relationship to the Centers, the accompanying statements of operations reflect "Net Management Revenue" as the gross billings of the Centers, less direct Center expenses which are not provided by the Company under the Contracts or lease agreements and any residual profits of the Centers. Direct Center expenses include physician compensation at a base salary plus discretionary incentive compensation of up to 20% of base salary, laboratory costs, prescription drugs, treatment supplies and devices and other miscellaneous costs. Deferred billings represent billable management fees in excess of net management revenues.

The "Net Management Revenue" for the years ended December 31, 1996 and 1995 is comprised of the following (in thousands):

                                               YEAR ENDED DECEMBER 31
                                                 1996          1995
                                            -----------------------------

Call center                                     $   650       $   376
Non-medical personnel                             2,386         1,266
Bookkeeping, billing and collection               1,373           788
Advertising and promotions                        4,956         3,089
Facility and equipment leases                     1,851         1,085
Other administrative services                         -            52
Deferred billings                                (5,735)       (2,320)
                                            -----------------------------
Total                                            $5,481        $4,336
                                            =============================

USE OF ESTIMATES

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of cash, money market funds and short-term invest-ments with an original maturity of three months or less.

PROPERTY AND EQUIPMENT

Property  and  equipment  are  recorded  at  cost  and  depreciated   using  the
straight-line method over the following estimated useful lives:

                                                      Years
                                                   ------------

Office equipment and software                          3-5
Furniture, fixtures and equipment                      5-7

Leasehold improvements are depreciated over the shorter of the lease term or the estimated useful life of the asset.

INTANGIBLE ASSETS

Intangible assets consist of the following:

                                                  DECEMBER 31,
                                                      1996
                                                ------------------

Debt issuance costs                               $     74,520
Pre-opening costs                                      861,584
Distribution rights                                     70,161
Other                                                   22,155
                                                ------------------
                                                     1,028,420
Less accumulated amortization                          524,238
                                                ------------------

                                                   $   504,182
                                                ==================

Debt issuance costs represent cost incurred in obtaining the line of credit facility (see Note 3). Debt issuance costs are being amortized over the two-year term of the line of credit using the straight-line method.

Pre-opening costs represent certain start-up costs capitalized prior to the opening of each Center. Pre-opening costs are being amortized over one year using the straight-line method.

Distribution rights represent the costs of obtaining exclusive rights to distribute certain products related to the treatment of impotence. Distribution rights are being amortized over 15 years using the straight-line method.

FINANCIAL INSTRUMENTS

The carrying value of the Company's financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and long-term debt, as reported in the accompanying balance sheet, approximates fair value.

INCOME TAXES

The Company accounts for income taxes using the liability method in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." The liability method provides that deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

REVENUE RECOGNITION

Center revenues are recorded at estimated net amounts to be received from third-party payors and individual patients at the time services are rendered.

ADVERTISING COSTS

Advertising costs are charged to expense as incurred, except for direct-response advertising which is capitalized and amortized over its expected period of future benefits. Direct-response advertising costs capitalized at December 31, 1996 and 1995 were not material. The Company has an arrangement with a major supplier who has agreed to underwrite a portion of costs incurred to educate physicians and patients regarding impotence. Advertising expense for the years ended December 31, 1996 and 1995 is net of $450,000 and $150,000, respectively, contributed by the major supplier.

STOCK COMPENSATION

The Company has elected to follow Accounting Principles Board Opinion No. 25 (APB No. 25), "Accounting for Stock Issued to Employees," and related Interpretations in accounting for its stock options. The Company has established the exercise prices of options granted at fair value. Prior to completion of its initial public offering in 1996 (see Note 5), fair value was determined by sales of common stock to unrelated third parties in arms-length transactions at or about the date of grant. In accordance with APB No. 25, no compensation is recognized in such circumstances. The effect of applying the fair value method required by SFAS No. 123 to the Company's stock options results in net loss and net loss per share that are not materially different from amounts reported in the consolidated statements of operations.

NET INCOME (LOSS) PER SHARE

Net loss per share is computed using the weighted average number of common and common equivalent shares outstanding during each period. Shares issuable upon exercise of all stock options, granted prior to the Company's initial public offering at exercise prices less than the offering price, still outstanding at December 31, 1996 have been considered outstanding for all periods prior to the initial public offering, using the treasury stock method.

Pro forma net loss per share as presented on the statements of operations reflects the Company's per share operating results as if the conversion of all shares of preferred stock into an equal number of shares of common stock had occurred at the date of issuance of the preferred stock.

Supplementary net loss per share amounts for the years ended December 31, 1996 and 1995, calculated to give effect to the reduction of interest expense and the increase in the weighted average number of common and common equivalent shares outstanding sufficient to retire certain indebtedness as if the retirement had occurred at the beginning of the periods affected or the date of issuance of the related debt, whichever is later, would not be materially different than reported per share amounts.

CONCENTRATION OF CREDIT RISK

The Centers grant credit to individual patients and third-party payors (including insurers and Medicare) who meet preestablished credit requirements. The Center's net accounts receivable, except those related to patient billings covered by Medicare, have been assumed by the Company as provided under the Contracts. At December 31, 1996, approximately 36% of patient accounts receivable were due from individual patients and 64% were due form third-party payors. Generally, the Centers do not require collateral from their patients or third-party payors. Reserves for credit losses are provided for as a direct expense of the Centers and such losses have consistently been within management's expectations. Accounts receivable write-offs amounted to approximately $263,578 and $71,000 during the years ended December 31, 1996 and 1995, respectively.

All of the Company's net management revenue is generated from services provided to the Centers, and the revenue generated from no individual Center comprises a significant portion of those revenues.

MAJOR PAYORS

The Centers had revenues from Medicare amounting to 27% and 30% of total revenues during the years ended December 31, 1996 and 1995, respectively.

RECLASSIFICATIONS

Certain amounts within the 1995 financial statements have been reclassed to conform with the 1996 presentation.

2.  LEASES

The Company leases certain office equipment under agreements accounted for as capital leases. Obligations under these capital leases are collateralized by the leased equipment, and certain of the leases are guaranteed by an officer and stockholder. Amortization of assets under capital lease is included in depreciation expense. Assets under capital leases at December 31, 1996 were as follows:

                                                       DECEMBER 31,
                                                           1996
                                                     -----------------

Office equipment                                        $ 1,408,648
Less accumulated amortization                               648,685
                                                     -----------------
                                                        $   759,963
                                                     =================

The Company leases its office and clinic facilities under long-term, noncancelable operating leases. Rent expense for operating leases with scheduled rent increases is accounted for on the straight-line basis over the respective lease terms. Rent expense for all operating leases totaled $935,554 and $208,866 for the years ended December 31, 1996 and 1995, respectively.

Future minimum lease payments under capital leases and noncancelable operating leases consisted of the following at December 31, 1996:

             YEAR ENDING                               CAPITAL      OPERATING
             DECEMBER 31                               LEASES         LEASES
 -------------------------------------------------------------------------------

     1997                                            $   442,043   $  1,436,052
     1998                                                329,987      1,410,394
     1999                                                196,007      1,353,828
     2000                                                 41,958      1,257,379
     2001                                                      -      1,279,597
     Thereafter                                                -      5,315,345

                                                   -----------------------------
     Total minimum lease payments                      1,009,995    $12,052,595
                                                                 ===============

     Less amount representing interest                   216,128
                                                   ---------------

     Present value of minimum lease payments             793,867
     Less current portion                                320,586
                                                   ---------------

                                                     $   473,281
                                                   ===============

3.  NOTES PAYABLE AND LONG-TERM DEBT

On December 29, 1995, the Company entered into a line of credit agreement with a bank providing for borrowings up to $2,000,000 based on specified percentages of eligible accounts receivable, with interest at 1% above the bank's prime rate (8.25% at December 31, 1996). There were no borrowings outstanding under this line of credit agreement at December 31, 1996. The line of credit, which expires on December 31, 1997, is collateralized by substantially all assets of the Company and is guaranteed by two officers and stockholders of the Company. The line of credit agreement requires the Company to maintain compliance with certain covenants including limitations on the payment of dividends and maintenance of various financial operating ratios. The weighted average interest rate on all line of credit borrowings in 1996 and 1995 was 9.25% and 9.92%, respectively.

Effective December 1995, the Company entered into an agreement with a vendor to finance the purchase of equipment to be used in providing clinic services subsequent to December 31, 1995.

An officer of the vendor serves as a director of the Company. The total obligation under the agreement is $1,763,000, $440,000 of which was paid by the Company at the execution of the agreement in January 1996. The remaining balance will be paid in monthly installments over the three-year period following equipment delivery plus interest at 5.75%. As of December 31, 1996, $1,089,403 was outstanding under this agreement. The Company purchased additional equipment from this vendor for which it owed $295,200 under a separate note payable with terms equivalent to the original agreement. As of December 31, 1996, $234,978 was outstanding under this agreement.

Effective September 1996, the Company entered into an additional agreement with the vendor to purchase equipment. The total obligation under the agreement is $410,000, $102,500 of which was paid by the Company at the execution of the agreement. The remaining balance will be paid in monthly installments over the three-year period plus interest at 5.22%. As of December 31, 1996, $307,500 was outstanding under this agreement.

Principal maturities under the $1,631,881 of long-term vendor notes payable outstanding as of December 31, 1996 for each of the next three years ending December 31 are as follows:

                                 1997 $623,603
                                 1998  659,878
                                 1999  348,400

In December 1996, the Company entered into an additional agreement with the vendor to finance the purchase of equipment to be used in providing clinic services subsequent to December 31, 1996. The total obligation under the agreement is $2,952,000. Under the agreement, the Company will purchase specified quantities of equipment through 1998, with 25% of the obligation for each shipment received being due upon delivery. The remaining balance will be paid in monthly installments over the three-year period following equipment delivery plus interest at 5.75%.

4.  INCOME TAXES

The Company files cash-basis income tax returns. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:


                                  DECEMBER 31,
                                                               1996
                                                         -----------------
Deferred tax assets:
  Net operating loss carryforwards                           $3,520,126
  Accounts payable                                              371,826
  Accrued expenses                                              272,512
  Other                                                          70,373
                                                         -----------------
                                                              4,234,837

Deferred tax liabilities:
  Accounts receivable                                          (553,187)
  Receivable from Centers                                      (199,633)
  Prepaid expenses                                             (104,248)
  Intangible and other assets                                  (210,439)
  Other                                                        (191,169)
                                                         -----------------
                                                             (1,258,676)
                                                         -----------------

Valuation reserves                                           (2,976,161)
                                                         -----------------

Net deferred taxes                                       $            -
                                                         =================

The income tax provision (benefit) consists of the following:

                                YEAR ENDED DECEMBER 31
                                  1996           1995
                             ------------------------------
Current:
  Federal                         $  -      $          -
  State                              -                 -
                             ------------------------------
                                     -                 -
Deferred:
  Federal                            -           (22,203)
  State                              -            (3,918)
                             ------------------------------
                                     -           (26,121)
                             ------------------------------
                                  $  -          $(26,121)
                             ==============================

A reconciliation of the income tax provision (benefit) to the amounts computed at the federal statutory rate is as follows:

                                        YEAR ENDED DECEMBER 31
                                          1996           1995
                                    ------------------------------
 Federal income tax provision
   (benefit) at statutory rate        $(2,216,306)     $(401,354)
State income taxes, net of federal
   tax benefit                           (391,113)       (70,827)
Change in valuation reserve             2,554,831        421,330
  Other                                    52,588         24,730
                                    ------------------------------
                                    $           -     $  (26,121)
                                    ==============================

At December 31, 1996, the Company had net operating loss carryforwards of approximately $8,800,000 which are available to offset future taxable income and expire in varying amounts through 2011, if unused.

5.  STOCKHOLDERS' EQUITY

In December 1995, the stockholders of the Company approved an Amendment and Restatement of the Company's Articles of Incorporation which authorized the Company to issue 10,000,000 shares of $.001 par value common stock and 1,081,080 shares of $.001 par value Series A Convertible preferred stock. In addition, the Company effected a stock split and change in par value, in which each issued and outstanding share of $.01 par value common stock was converted to 50 shares of $.001 par value common stock. All references in the consolidated financial statements to average number of shares outstanding, per share amounts and stock option plan data have been restated to reflect the stock split.

In December 1995, the Company also sold 1,081,080 shares of Series A Convertible preferred stock to investors at $3.70 per share. Proceeds of the offering, net of offering costs of $95,803, amounted to $3,904,194.

In March 1996, the stockholders of the Company approved an Amendment and Restatement of the Company's Articles of Incorporation which authorized the Company to issue 10,000,000 shares of $.001 par value common stock, 1,000,000 shares of $.001 par value Class A common stock, 1,081,080 shares of $.001 par value Series A Convertible preferred stock, 222,222 shares of $.001 par value Series B Convertible preferred stock and 1,696,698 shares of $.001 par value undesignated preferred stock.

The 1,000,000 shares of Class A common stock were reserved for issuance under the Company's stock option plan (see NOTES 7 and 9). These shares contain no voting privileges, and dividends on these shares are subordinate and inferior to all current and future classes of stock. The Class A common stock may be converted into common stock at the option of the holder upon a public offering of any class of Company stock, or in the event certain transactions affecting the control of the Company are consummated, at a conversion ratio established at the discretion of the Board of Directors.

In March 1996, the Company sold 222,222 shares of the Series B Convertible preferred stock to investors at $4.50 per share. Proceeds of the offering, net of offering costs of $75,228, amounted to $924,771. Simultaneous with the closing, certain common stock-holders sold 651,621 shares of common stock to the same investor for $2,410,998.

In November 1996, the Company sold 2,500,000 shares of its $.001 par value common stock at $6.00 per share in its initial public offering. Proceeds from the offering, net of offering costs of $2,359,499, amounted to $12,640,501. Simultaneous with the initial public offering, the Series A and B Convertible preferred stock was automatically converted into 1,303,302 shares of common stock. The authorized shares of Series A and B Convertible preferred stock were then retired, leaving only 1,696,698 shares of undesignated preferred stock authorized.

6.  EMPLOYEE BENEFITS AND COMPENSATION

Effective January 1, 1996, the Company implemented a 401(k) retirement plan. All employees of the Company over 21 years of age who have completed six months of service are eligible for participation in the plan. Employees may contribute up to 15% of their annual compensation subject to annual Internal Revenue Code maximum limitations. The Company will match 50% of each employee's contribution up to a maximum of 4% of the employee's salary. The Company may also make discretionary contributions under this plan. Company contributions to the plan amounted to $26,542 for the year ended December 31, 1996.

7.  STOCK OPTION PLANS

During 1994, the Company approved a stock incentive plan (the 1994 Plan) to provide certain employees with restricted shares of common stock. In March 1995, 29,050 shares of restricted common stock were awarded to employees under the 1994 Plan, the fair value of which was deemed to be immaterial. The shares, which are unissued and held by the Company, vest at the completion of the employee's third year of employment with the Company and are subject to forfeiture upon termination prior to completion of the vesting period. During 1996 and 1995, 2,700 shares and 8,750 shares, respectively, were forfeited as the result of employee terminations. In June 1996, these awards were converted to options to purchase an equivalent number of shares of common stock with an estimated fair market option price of $3.70 per share. Such options become exercisable in March 1998. At December 31, 1996 and 1995, options to purchase 17,600 and 20,300 shares of common stock, respectively, remain outstanding under this arrangement.

In December 1995,  the Company  approved an employee stock option plan (the 1995
Plan) and reserved 303,550 shares of $.001 par value common stock, in addition to the 20,300 nonvoting common shares originally reserved under the 1994 Plan, for issuance to employees and consultants. In December 1995, the Company issued options for 20,000 shares of common stock to a consultant, which were rescinded in June 1996 under the revised terms of the 1995 Plan as discussed below.

In March 1996, the Company amended and restated the 1995 Plan. Under the terms of the restated 1995 Plan, the Company reserved 1,000,000 shares of $.001 par value Class A common stock in addition to previously reserved shares of common stock, for issuance to employees and consultants of the Company. Options granted under the restated 1995 Plan are either incentive stock options qualified under the Internal Revenue Code or nonqualified, nonstatutory stock options. Terms of exercise are determined by the Compensation Committee of the Board of Directors (the Compensation Committee).

Options granted under the restated 1995 Plan expire up to 10 years after date of grant, except for those granted to stockholders who own greater than 10% of the voting stock of the Company, which expire up to five years after date of grant. The number of options granted to individual employees cannot exceed 100,000 shares in any fiscal year, with the exception of options granted upon initial employment. The option price for an incentive stock option may not be less than the fair market value of the related shares on the date of grant, or in the case of individual stockholders owning more than 10% of the outstanding voting stock of the Company, the option price may not be less than 110% of the fair market value of the shares on the date of grant. The option price for nonqualified stock options is determined by the Compensation Committee at the date of grant.

In June 1996, the Company issued incentive and nonqualified stock options for the purchase of 275,850 shares of common stock at $3.70 per share. Prior to December 31, 1996, 43,150 of those options were forfeited as a result of employee terminations. The exercise schedule of these options provides that 25% of the options become exercisable one year after the date of grant and 1/48 of the total options granted become exercisable each month thereafter. Additionally, as discussed above, the optionholders converted the remaining 17,600 shares of restricted common stock awarded under the 1994 Plan to incentive stock options to purchase 17,600 shares of common stock at $3.70 per share. These options become exercisable in March 1998. As of December 31, 1996, total options to purchase 250,300 shares of common stock at $3.70 per share were outstanding.

In August 1996, the Company amended and restated the 1995 Plan, including increasing the number of shares of common stock reserved for issuance under the restated 1995 Plan to 700,000 shares and eliminating the shares of Class A common stock previously reserved. Additionally, the Company adopted a
Non-Employee Directors Stock Option Plan (the Director Plan) and reserved 100,000 shares of common stock for issuance of options to non-employee directors.

In August through October 1996, the Company issued options to purchase 50,000 shares of common stock at $5.50 per share and options to purchase 240,000 shares of common stock at $7.00 per share under the restated 1995 Plan, and options to purchase 40,000 shares of common stock at $7.00 per share under the Director Plan. During 1996, 8,200 options issued under the restated 1995 Plan were forfeited.

In December 1996, the Board of Directors authorized the repricing of certain $5.50 and $7.00 per share options previously issued to company officers to $3.875 per share, fair value on the date of repricing. The total amount of options repriced was 160,000 options. In December 1996, the Board of Directors also approved the 1997 Executive Bonus Plan, an unfunded bonus compensation agreement in which certain members of management are awarded bonuses comprised of both cash and stock options based on the ability of the employee and the Company to achieve certain 1997 goals. Any stock options awarded pursuant to the 1997 Executive Bonus Plan are granted under the restated 1995 Plan. In accordance with the Executive Bonus Plan, options to purchase 57,909 shares of common stock at $3.875 and 12,155 shares of common stock at $4.2625 were issued in 1996, but do not become exercisable unless the specified 1997 goals are achieved.

8.  RELATED-PARTY TRANSACTIONS

The Company leases clinic space from an officer and stockholder. Rent payments to this stockholder totaled $27,300 in each of the years ended December 31, 1996 and 1995.

9.  CONTINGENCIES

The Company is subject to extensive federal and state laws and regulations, many of which have not been the subject of judicial or regulatory interpretation. Management believes the Company's operations are in substantial compliance with laws and regulations. Although an adverse review or determination by any such authority could be significant to the Company, management believes the effects of any such review or determination would not be material to the Company's financial condition.

                               EXHIBIT 10 (F) (I)

                          Osbon Medical Systems (logo)

September 6, 1996

Mr. T. Scott Jenkins
President/Chief Operating Officer
Integrated Medical Resources, Inc.
8326 Melrose Drive
Lenexa, Kansas 66214

Dear Scott:

I enjoyed lunch and meeting with you this past Tuesday.I will call you the week of September 9th to schedule an appointment prior to the end of the month to pick up the down payment on the deal we agreed upon, which is as follows:

IMR HAS AGREED TO PURCHASE ONE HUNDRED (100) RIGISCANS PRIOR TO DECEMBER 31, 1996, AT A COST OF $8200.00 PER RIGISCAN, WITH A 25% DOWN PAYMENT OF $205,000.00. THIS DOWN PAYMENT IS TO BE RECEIVED BY OSBON MEDICAL SYSTEMS, LTD, A DIVISION OF UROHEALTH SYSTEMS INC., NO LATER THAN SEPTEMBER 23, 1996 THE INITIAL SHIPMENT OF FIFTY (50) RIGISCANS WILL BE INVOICED AND SHIPPED TO IMR ON SEPTEMBER 30, 1996. FINANCIAL TERMS: THE BALANCE OF EACH ORDER IS TO BE AMORTIZED OVER A PERIOD OF THIRTY SIX (36) MONTHS AT THE APPLICABLE FEDERAL RATE, DUE THE FIRST OF EACH MONTH AFTER THE UNITS ARE DELIVERED. THE REMAINING BALANCE OF THE FIFTY (50) UNIT RIGISCAN ORDER, TO IMR, IS TO BE RECEIVED BY OSBON MEDICAL SYSTEMS, LTD. PRIOR TO DECEMBER 31, 1996, WITH THE ABOVE TERMS TO APPLY. FOR ADDITIONAL TERMS, PLEASE REFER TO THE ATTACHED RIGISCAN PURCHASE AGREEMENT, DATED DECEMBER 1, 1995.

IN TURN, OSBON MEDICAL SYSTEMS, LTD, A DIVISION OF UROHEATH SYSTEMS, INC., WILL PROVIDE TO IMR A CREDIT OF $100,000.00, TO BE USED TOWARD THE PURCHASE OF 1,000 IMPOWER VACUUM DEVICES, WHICH WILL BE ORDERED AS NEEDED BY IMR.

Good luck with your IPO, and I look forward to seeing you again during the latter part of September. As we discussed, I am planning to spend some time with you in October, during which I would like to review the possibility of establishing the Dura II Penile Prosthesis as IMR's penile implant of choice.

Thank you again for your time and hospitality. I look forward to cementing our mutually beneficial relationship and working to make it a success. Please feel free to contact me at any time.

Sincerely,

/s/ Paul Peterson

Paul Peterson
Sr. Vice President, Sales and Marketing

PEP/mlm

cc:     Julian Parreno
        Randy Condie

                               EXHIBIT 10 (F) (II)

December 19, 1996

                      RIGISCAN PURCHASE AGREEMENT AND TERMS
                             AMENDMENT TO AGREEMENT
                             DATED DECEMBER 1, 1995

This Amendment to the December 1,1995 Agreement which is attached, is an Agreement made and entered into, effective the 19th day of December, 1996, by and between Integrated Medical Resources, Inc. ("IMR") (Buyer) and UROHEALTH Systems, Inc, ("UROHEALTH") (Seller and Leaseholder) and expiring on December 31, 1998.

WHEREAS, IMR to insure availability and delivery of all Rigiscan requirements for calendar year 1997 and 1998 which it estimates to be 360 units and UROHEALTH has offered non-recourse financing terms desirous by IMR which includes amortizing the purchase price over 36 months at a favorable rate.

NOW, THEREFORE, for good and valuable consideration, receipt and sufficiency of, which is hereby acknowledged, the parties agree as follows:

1. The price and all price conditions in the December 1, 1995 agreement prevail and shall be extended through December 31, 1998.

2.   The payment terms shall be:

     a. 25% of the total purchase price due payable according to the following schedule:

                                              UNIT        PURCHASE    DEPOSIT
SCHEDULE   DUE DATE             QUANTITY      PRICE       AMOUNT      DUE 25%
--------   --------             --------      -----       ------      -------
I.         March 1, 1997            60        8,200     $ 492,000    $ 123,000
II.        May 15, 1997             60        8,200       492,000      123,000
III.       August 15,1997           60        8,200       492,000      123,000
IV.        November 15,1997         60        8,200       492,000      123,000
V.         March 1, 1998           120        8,200       984,000      246,000

The balance of each purchase amount shall be amortized on a 36 month straight line basis plus interest at rates consistent with the current Agreement (December 1,1995 Agreement) and begins 30 days after projected Due Date of the Schedule above.

3. Seller will retain first position security interest in all Rigiscan units until IMR has paid in full its obligations or returned the units. UCC filings will occur on these units.

4. This Agreement shall be binding on and inure to the benefit of the successors and assigns of both UROHEALTH and IMR.

5. This Agreement shall be interpreted in accordance with the laws of the State of California.

IN WITNESS WHEREOF, the parties hereto have executed, signed and sealed this Agreement to the effective the day and year first written above.

UROUHEALTH SYSTEMS, INC,

By: /s/ Randall A. Condie
-------------------------
Title: Vice President of National Accounts


INTEGRATED MEDICAL RESOURCES, INC.

By: /s/ T. Scott Jenkins
------------------------
Title: President

                                 EXHIBIT 10 (R)

                         DRAFTDIRECTWORLDWIDE LETTERHEAD

December 4, 1996


Integrated Medical Resources, Inc.
8326 Melrose Drive
Lenexa, Kansas 66214

Attn: Julian Parreno
      Vice President Marketing and Sales

Dear Mr. Parreno:

This letter (this "Agreement") sets forth the terms whereby DraftDirect Worldwide, Inc. ("DraftDirect") has agreed to serve, and Integrated Medical
Resources, Inc. ("Client") has agreed to employ DraftDirect, as the direct advertising agency of Client for Client's Diagnostic Centers for Men ("Product" or "DCMs"). As used in this Agreement: (i) "we", "us" and "our" shall be deemed to mean DraftDirect; and (ii) "you" and "your" shall be deemed to mean Client.

1) Services and Duties: As your direct marketing agency, we will devote our best professional efforts toward conceiving, developing, and implementing effective direct marketing programs for Client as set forth on the Scope of Work attached hereto and made a part hereof as Appendices A1 and A2.

2) Approvals: Written estimates in respect of each program conceived by us hereunder will be submitted by us to you before we incur any expense in respect of such program and reimbursable by you hereunder, and no commitment will be made by us on your behalf unless specifically authorized by you in advance; provided, however, that in those situations where time or circumstances will not permit giving you a specific written estimate in advance, we may proceed with your verbal approval of such estimated cost and as soon thereafter as is practical, we will give you a specific written estimate and you shall give us written confirmation of such approval. Approval of estimates shall constitute approval of the costs and charges included therein. DraftDirect will not distribute, publish, broadcast or otherwise disseminate any material which has not been approved by you in advance, and all modifications, revisions, combinations or reconfigurations of any previously approved materials shall require your additional approval.

3) Charges: Charges for all services and materials shall be transmitted to you in accordance with the DraftDirect Statement of Billing Policy (a copy of which is annexed hereto and made a part hereof as Appendix B) and in accordance with paragraph 4 of this Agreement. You will pay those charges as set forth in Appendix B and paragraph 4.

4) Billing Practice: Media, radio and television time and talent will be billed to you and will be due as provided in Appendix B, as will publication space, should any be placed by DraftDirect on the Client's behalf and you agree to pay such bills within the time specified on Appendix B. Bills for all non-media costs will be rendered to you monthly, as provided in Appendix B and, unless otherwise specified, such bills will be due and payable within fifteen (15) days from Client's receipt. Client has the right to audit timesheets and billings at any time upon reasonable notice to DraftDirect.

5. Releases: We will be responsible for securing all rights, releases, licenses and authorizations with respect to any proprietary or copyrighted materials, artwork, photographs, names, likenesses, endorsements or any other property or rights belonging to any third party that may be required in connection with the advertising prepared by us pursuant to this Agreement, unless otherwise specified by Client.

6.  Indemnification

    (a) You shall be responsible for the accuracy, completeness and propriety of information concerning your organization, products, competitors' products and services which you furnish to DraftDirect in connection with the performance of this Agreement. Accordingly, you shall indemnify and hold DraftDirect harmless from and against any loss, damage, liability, claim, demand, suit and expense (including reasonable attorney's fees) ("Loss") which may be incurred by DraftDirect as the result of any claim, suit or proceeding made or brought against DraftDirect based upon the inaccuracy, incompleteness, or impropriety of such information.

        You shall also similarly indemnify and hold DraftDirect harmless in respect of any Loss which DraftDirect may sustain resulting from any claim, demand, suit or proceeding made or brought against it arising out of the nature or use of any of your products or services, as well as claims of infringement arising out of (i) DraftDirect's adherence to your instructions or directions which do not involve items of DraftDirect's origin, design or selection, (ii) your use of any materials in violation of any third party's rights therein when we previously notified you in writing of the existence of such rights, or
        (iii) material created by DraftDirect which you substantially changed.

    (b) DraftDirect will defend and indemnify you from any action, suit or proceeding (including reasonable attorneys' fees) based upon or arising out of any final judgment for money damages resulting from:

          (i)  libel, slander, defamation, or

         (ii)  any infringement of copyright or of title or slogan, or

       (iii) piracy, plagiarism, or unfair competition or idea misappropriation under implied contract, or

        (iv) any invasion of privacy, committed or alleged to have been committed in any advertisement, publicity article, broadcast or telecast and arising out of DraftDirect's services to you hereunder, except for such claims which arise out of the circumstances set forth in paragraph 6(a) above.

     (c) Upon the assertion of any claim or the commencement of any suit or proceeding against an indemnitee by any third party that may give rise to liability of an indemnitor hereunder, the indemnitee shall promptly notify the indemnitor of the existence of such claim and shall give the indemnitor a reasonable opportunity to defend and/or settle the claim at its own expense and with counsel of its own selection. The indemnitee shall make available to the indemnitor all books and records relating to the claim and the parties agree to render to each other such assistance as may reasonably be requested in order to ensure a proper and adequate defense. An indemnitee shall not make any settlement of any claims which might give rise to liability of an indemnitor hereunder without the prior written consent of the indemnitor.

     (d) In the event of any proceeding against you by any regulatory agency or in the event of any court action or self-regulatory action challenging any advertising prepared by us pursuant to this Agreement, which claim or action is not covered by obligations to hold harmless herein, we will assist you in the preparation of the defense of such action or proceeding and cooperate with you and your attorneys. You will reimburse us for any out-of-pocket costs we may incur in connection with any such action or proceeding.

     (e) This paragraph, insofar as it applies to work undertaken while this Agreement is in effect, shall survive the termination of this Agreement.

7) Duties on Third Party Contracts: DraftDirect's agreements with the Screen Actors Guild ("SAG") and the American Federation of Television and Radio Artists, ("AFTRA") provide for DraftDirect to be ultimately liable to performers for payments that may become due because of use of commercials by you or the DCMs. Therefore, you will indemnify DraftDirect against any Loss DraftDirect may sustain resulting from any claim, suit or proceeding made or brought against DraftDirect for use of any DraftDirect produced commercials used by you, your employees, the DCMs, authorized agents or by anyone who obtained the materials from you when such claim, suit or proceeding arises out of DraftDirect's obligations under the applicable SAG and AFTRA union codes or contracts relating to the production of commercials. The provisions of this paragraph will survive the termination of this Agreement.

8) Insurance: We agree to obtain and maintain in force during the term of this Agreement, at our sole expense, an Advertising Agency Liability Insurance policy having a minimum limit of liability of $1,000,000.

9) Copyright: We will endeavor to obtain for you to the extent you may request and at your sole expense, copyright protection with respect to any advertising created for you pursuant to this Agreement.

10) Term of Agreement/Termination: The initial term of this Agreement shall be the period beginning on October 2, 1996 and ending on September 30, 1997. Notwithstanding the preceding sentence, either party hereto may elect an early termination of this Agreement to be effective on or after May 1, 1997 by giving written notice to the other party at least sixty
        (60) days prior to the early termination date. Further, notwithstanding anything in this Agreement to the contrary, should Pharmacia & Upjohn, Inc. ("PUI"), pursuant to the Conflict of Interest Agreement between PUI and DraftDirect, request that either: (i) a "firewall" be constructed between the DraftDirect teams handling your account and the PUI account; or (ii) DraftDirect move your account to DraftDirect's Chicago office, then you may elect to terminate this Agreement ("Special Termination") by giving written notice to DraftDirect at least thirty (30) days prior to such Special Termination date. Either party hereto may terminate this Agreement as of the end of the initial term by giving written notice to the other party on or before August 1 1997. If this Agreement is not terminated as of the end of the initial term, then thereafter the term of this Agreement shall continue from month to month until such time as it is terminated at the end of a month by one of the parties hereto giving written notice to the other party at least sixty (60) days prior to the termination date. Upon termination, the following shall apply:

     (a) Upon the termination of this Agreement, we shall cease all work in process and return all property belonging to and paid for by you which is in our possession. Any work in process completed as of the termination date and paid for by you shall be turned over to you. We will cooperate with you to minimize the interruption of the flow of work caused by the termination and the appointment of another advertising agency.

     (b) Any non-cancelable contract or commitment made with your written authorization, and still existing at the expiration of this Agreement, shall be carried to completion by DraftDirect and paid for by you unless mutually agreed in writing to the contrary, in accordance with the provisions of this Agreement. Any materials or services DraftDirect has committed to purchase for you (or any uncompleted work previously approved by you either specifically or as part of plan), shall be paid for by you and DraftDirect shall receive applicable compensation as outlined in Appendix B. DraftDirect will not enter into any non-cancelable contract or agreement extending beyond the initial term of this Agreement without the written authorization of Client.

     (c) We will reasonably cooperate with you in transferring to you, with the approval of the third parties in interest, all reservations and contracts for time, space, talent, direct mail services and other materials entered into by us for your benefit pursuant to this Agreement upon being duly released from the obligation thereof. You will arrange for you to become directly responsible for the timely payment or timely cancellation of all such reservations and contracts, including residuals. To the extent that we remain liable for any payments on such reservations and contracts, you shall reimburse us for any such payments made by us regardless of whether such payments are made before or after the termination date.

     (d) As between you and us, all trademarks, trade names, slogans, ideas, logotypes and copyrightable materials created for you or at your direction pursuant to this Agreement which are paid for by you shall be your sole and exclusive property, and we will render all reasonable assistance to serve and perfect such rights in you as you may direct. We agree to turn over to you any copy, artwork, plates or other physical embodiment of the creative work relating to such trademarks, trade names, slogans, ideas, logotypes and copyrightable materials which may be in our possession on termination.

     (e) We will not be entitled to any payment from you in respect to any services or facilities rendered or used, or any time, space, talent, services or materials secured, purchased, or contracted for by us for you in connection with advertising published, broadcast or printed or otherwise presented or displayed after the termination date of this Agreement except: when art, mechanical production, television or radio commercials are purchased by us, or commissionable list rentals are committed to, in each case with your approval before termination, and are used only after the effective date of termination, we shall be entitled to payment for the original cost of such art, mechanical production, television or radio commercial or on the amount of rental with respect to such list, if applicable.

11) Notice: Notice of termination and any other notice to be given pursuant to this Agreement shall be in writing and sent to the addresses listed above by postage prepaid mail or overnight courier service or by facsimile (with a confirming copy mailed) to a number provided by the other party or to such other address or facsimile number as shall last have been specified in accordance herewith. Any notice sent by mail shall be deemed to have been given five (5) business days after being mailed. Any other notice shall be deemed to have been given upon actual receipt thereof by the other party hereto.

12) Equal Employment Opportunity. Our policy with respect to equal employment opportunity and affirmative action is attached as Appendix C, and is hereby incorporated by reference as if fully set forth herein.

13) Personal Service Contract: This is a personal service contract and is not assignable without the prior written consent of the non-assigning party.

14) Agent Status: All liabilities, obligations and duties imposed on DraftDirect pursuant to the purchase of services, materials or media on your behalf hereunder shall be purchased as agent for a disclosed principal.

15) Confidentiality: DraftDirect shall take reasonable steps to ensure that proprietary information supplied by you is not disclosed to any person, firm or corporation, and DraftDirect agrees that it will not use such proprietary information other than in connection with its rendering of services hereunder. DraftDirect may disclose proprietary information already known to DraftDirect prior to disclosure by you, or information that is in the public domain, or information which is independently developed by DraftDirect, or as otherwise required by any government or court order. In the course of performing the services required of DraftDirect under this Agreement DraftDirect may disclose proprietary information as you shall have approved for disclosure. DraftDirect shall inform you of all requests for such information by third parties and shall only provide same when legally compelled to do so.

16) Protection of Client's Property: DraftDirect shall take reasonable precautions to safeguard your property entrusted to DraftDirect's custody or control, but in the absence of gross negligence on its part, DraftDirect will not be responsible for its loss, damage, destruction or unauthorized use by others.

17) Right To Modify Plans: You reserve the right to modify, reject, cancel or stop any and all plans, schedules or work in process. In such event, DraftDirect will immediately take proper steps to carry out your instructions. In turn, you agree to assume DraftDirect's liability for all authorized commitments; to reimburse DraftDirect for all expenses incurred; to pay DraftDirect any related service charges in accordance with the provisions of this Agreement; and to indemnify DraftDirect for all claims and actions by third parties for damages and expenses that result from carrying out your instructions.

18) Failure of Media and Suppliers: DraftDirect shall endeavor to guard against any loss to you as the result of the failure of media or suppliers to properly execute their commitments, but DraftDirect will not be responsible for their failure, as long as DraftDirect is diligent in the oversight and management of such suppliers.

19) Service to Your Designees: Should you request DraftDirect to make purchases or render services to third parties (such as dealers, distributors or franchisees), you and such third party shall be jointly and severally liable to DraftDirect even though DraftDirect may render invoices to, or in the name of the third party.

20) Entire Agreement: This Agreement constitutes the entire agreement with respect to the subject matter hereof, and may only be modified or amended in a writing signed by the party to be charged with such modification or amendment.

21) Waiver: No waiver of any provision or of any breach of this Agreement shall constitute a waiver of all other provisions or any other breach, and no such waiver shall be effective unless made in writing and signed by an authorized representative of such party. In the event that any provision or this Agreement shall be illegal or otherwise unenforceable, such provision shall be severed, and the balance of the Agreement shall continue in full force and effect.

22) Construction: This Agreement shall be deemed made under and shall be governed by the substantive laws of the State of Kansas, excluding its conflicts of laws rules.

23) Exclusivity: During the term of this Agreement, except for the companies listed on Appendix D, we agree not to render marketing or advertising services for individuals or entities (other than Client and the DCM's hereunder) in the business of the diagnosis and treatment of male sexual dysfunction.

If the foregoing is in accordance with your understanding and is agreeable to you, please so indicate by signing and returning to us the enclosed duplicate original of this letter, the Scope of Work attached as Appendix A and the Statement of Billing Policy attached as Appendix B.

Sincerely,

DraftDirect Worldwide, Inc.


BY: /s/ Howard Draft
--------------------
TITLE: President
Dated: December 4, 1996

AGREED AND ACCEPTED:

NAME: Integrated Medical Resources, Inc.


BY: /s/ T. Scott Jenkins
------------------------
TITLE: President
Dated: December 16, 1996

                                  (APPENDIX A1)

                           DRAFTDIRECT WORLDWIDE, INC.
                                  SCOPE OF WORK

DraftDirect will serve as the Direct Marketing consultant for IMR, dedicated to the establishment of a direct marketing management system and creation of long-term creative and marketing positionings.

In coordination with IMR, the Agency will evaluate existing creative, media strategies, evaluate performance by area and recommend resting and/or strategic changes with the intent of maximizing traffic into the centers as well as improving the percentage of patients who complete the two-visit process.

With respect to each of the Agency's individual disciplines, DraftDirect will provide services including:

Account Management
------------------

1. Strategic development, evaluation and analysis leading to specific marketing and creative recommendations that establish DCM as the preeminent provider of impotence treatments.
2.  Marketing   counsel,   overall   as   detailed   above  and   including
    market-by-market evaluations.
3. Strategic input leading to recommendations for media and creative driven testing.
4. Strategic input leading to recommendations for promotional offers and/or opportunities, as deemed appropriate.
5.  Strategic input, in conjunction with Media, on evaluating new markets.
6.  Development of formal creative briefing documents.
7. Presentation to Client, revisions as appropriate and marshaling same through Client approval process.
8.  Sheparding the creative process.

DraftDirect Media Planning
1.   Review all existing media plans, schedules and buys for DCM.
2. Assess media mix by market. media vehicle, weight levels, broadcast station and newspaper.
3. Recommend strategic and executional revisions for existing markets, with the goal of reduced CPL and CPP.
4.   Revise media plans, per above assessment, for all existing markets.
5.   Develop launch and on-going media plans for all new markets.
6. Design media and non-media (e.g. creative, promotion) tests to ensure readable, projectable tests that:
        - isolate variables
        - determine adequate samples
        - assess statistical significance of results

DTG
Will be determined by separate agreement.

                                  (APPENDIX B)


                           DRAFTDIRECT WORLDWIDE, INC.
                           STATEMENT OF BILLING POLICY


For the purposes of this Statement of Billing Policy: "Client" shall mean Integrated Medical Resources, Inc.; and "Client's Product Line" shall mean Client's Diagnostic Centers For Men.

The term "net cost", as used herein, shall mean the gross rate charged DraftDirect Worldwide, Inc. ("DraftDirect ") by a third party, less any and all related discounts (other than cash discounts), rebates, commissions,
differentials,   and  similar  items  paid  or  allowed  by  a  third  party  to
DraftDirect.

All cash discounts allowed by media are offered to the Client predicated on the understanding that the advertiser's funds are in the hands DraftDirect at the time DraftDirect is required to make payment.

                              A. BILLING PROCEDURES
                              ---------------------

1.      Charges for DraftDirect Staff
        -----------------------------

        Client will pay DraftDirect on a fee basis as its sole compensation under this Agreement as follows:

     a) Client will pay DraftDirect a Direct Marketing Management System Fee of $336,400 for the initial term of the Agreement (as defined in the first sentence of Section 10 of the Agreement) to compensate DraftDirect for the services described in the Scope of Work attached hereto as Appendix A1. DraftDirect will send an invoice at the beginning of each month to Client for $28,033 per month, commencing effective October 2, 1996. Should either party elect early termination pursuant to Section 10 of the Agreement or should you elect a Special Termination pursuant to Section 10 of the Agreement, the Direct Marketing Management System Fee shall be equal to $28,033 per month through the effective date of such early termination. Should this Agreement extend beyond the initial term, the parties hereto will agree in writing to the Direct Marketing Management System Fee for periods subsequent to September 30, 1997.

     b) Client will pay DraftDirect an Agency Fee of $800,400 for the initial term of the Agreement (as defined in the first sentence of Section 10 of the Agreement) to compensate DraftDirect for the services described in the Scope of Work attached hereto as Appendix A2. DraftDirect will send an invoice at the beginning of each month to Client for $66,700 per month, commencing effective October 2, 1996. Should either party elect early termination pursuant to Section 10 of the Agreement or should you elect a Special Termination pursuant to Section 10 of the Agreement, the Agency Fee shall be equal to $66,700 per month through the effective date of such early termination. Should this Agreement extend beyond the initial term, the parties hereto will agree in writing to the Agency Fee for periods subsequent to September 30, 1997.

     c) DraftDirect will record all time spent by DraftDirect's people performing the services set forth in the Scope of Work attached hereto as Appendices A1 and A2, at DraftDirect's standard hourly rates. Current rates are shown on Schedule 1 attached hereto, but are subject to change upon not less than thirty days prior notice if DraftDirect initiates a rate increase for all clients served by the same DraftDirect office. If, at the end of the initial term of the Agreement (as defined in Section 10 of the Agreement) the Direct Marketing Management System Fee and/or the Agency Fee exceeds the amount due under DraftDirect's standard hourly rates, DraftDirect will in either or both cases rebate such excess to Client. If, at the end of the initial term of the Agreement (as defined in Section 10 of the Agreement) the amount due under DraftDirect's standard hourly rates exceeds the Direct Marketing Management System Fee and/or the Agency Fee, no additional amounts will be due DraftDirect by Client.

        d) Client and DraftDirect will agree in writing on DraftDirect's compensation for any service beyond the services described in the Scope of Work attached hereto as Appendix A.

2.      Media Advertising
        -----------------

        All media advertising will be billed to Client at DraftDirect's net cost.

3.      Charges for Creative and Production Services
        --------------------------------------------

        Any purchased creative and preproduction services, including layout, art production (photography and illustration, photostats, model fees, keylining, etc.), and engravings or separations for direct mail or other print media will be billed at DraftDirect's net cost. Broadcast production, studio time, artwork, audio/visual production materials and duplicates of video tapes, films, or recordings also will be billed at DraftDirect's net cost. The estimate of the charges for creative and production services during the initial term of the Agreement is attached hereto as Appendix E. This estimate will not be exceeded unless approved in writing by Client.

4.       Charges for DirectMail Advertising
        ----------------------------------

        While Client will handle all printing, addressing, and mailing, should DraftDirect be asked to perform these duties, all printing, paper and lettershop services will be charged at DraftDirect's net cost.

5.      Charges for Our-of-Pocket Expenses
       ----------------------------------

        Expenses for travel must be approved in writing by Client. Messenger and overnight delivery services, and other approved out-of-pocket expenditures needed for management of Client's account will be billed by DraftDirect and charged at DraftDirect net cost. All travel expenses will be estimated in a monthly travel budget to be approved in advance by Client and billed to Client at DraftDirect net cost. The estimate of the charges for travel and miscellaneous out-of-pocket expenses during the initial term of the Agreement is attached hereto as Appendix E. This estimate will not be exceeded unless approved in writing by Client

6.      Charges for Research and Other Forms of Advertising

        Out-of-pocket expenses incurred in conducting research and advertising other than media advertising or direct mail advertising will be billed at DraftDirect's net cost.

Postage and Office Expense

        DraftDirect will pay all United States postage incidental to the necessary routine conduct of business. This covers correspondence between DraftDirect and Client, suppliers, publishers, etc. and includes postage on mailing of orders, cancellations and revisions, etc.

Should DraftDirect be required to advance postage for a mailing on the Client's behalf, DraftDirect will bill the Client for the cost of postage plus a seven percent (7%) service charge.

                         B. INVOICE AND REPORT SCHEDULE

                                                                                    Payment
                                                       Example                     Schedule
                                                       -------                     --------

1.   Media Payments Secured By
    a Letter of Credit

    To the extent that DraftDirect's liability for media payments is secured by a Letter of Credit from Client's Bank, the Invoicing and Payment Schedule will be as follows:

    a.   DRTV Network                                                               15 days
         ------------                                                               -------

    Prebill invoiced on the 30th of          October broadcast schedule
    the broadcast month                        is invoiced by Oct. 30

    Reconciliation of Prebill invoices          October DRTV Prebills
    during 2nd month following                 reconciled and invoiced
    broadcast month                            or credited by Dec. 31


                                   SCHEDULE I

                           DRAFTDIRECT WORLDWIDE, INC.
                          STANDARD HOURLY BILLING RATES
                                      1996


CHICAGO & NEW YORK OFFICES
--------------------------


               JOB FUNCTION                                      BILLING RATE
               ------------                                      ------------
               Chairman                                              $250
               President/General Manager                             $250
               Senior Management                                     $185
               Research Director                                     $185
               Account Management                                    $145
               Account Staff                                          $95
               Creative Management                                   $145
               Copy Supervisor/Art Director                          $105
               Creative Staff                                         $85
               Production Management                                 $145
               Media/Production Director                             $105
               Media Buyer/Planner                                    $75
               Media/Production Staff                                 $55
               Support Management                                     $70
               Support Services                                       $35


DTG GROUP
---------

               JOB FUNCTION                                      BILLING RATE
               ------------                                      ------------
               Director                                              $225
               Senior Management                                     $185
               Practice Management                                   $150
               Project Management                                    $135
               Senior Consultant/Manager                             $100
               Senior Data Analyst                                   $100
               Senior Programmer                                     $100
               Consultant                                             $80
               Programmer                                             $80
               Data Analyst                                           $80
               Associate Consultant                                   $60
               Data Entry                                             $40
               Support Management                                     $70
               Support Services                                       $35

                                  (APPENDIX D)


1.      Pharmacia & Upjohn Company

        Product - Caverject

                                         (APPENDIX E)

DRAFTDIRECT WORLDWIDE LETTERHEAD

November 21. 1996

Julian Parreno
V.P. Marketing & Sales
IMR
8326 Melrose Drive
Lenexa Kansas 66214


Dear Julian;

In light of our conversation yesterday, I thought it would be helpful to clarify our production budget discussion in writing.

Our original production budget estimate called for $130,000 to cover the production of generic masters of print. radio and TV which would then be tailored. Additionally we had $24,000 identified to cover travel and miscellaneous expenses (see attached). As discussed, these amounts are not indicated in the monthly agency fee included in the contract. Instead, as outlined in the contract, these expenses will be estimated on a project or quarterly basis

Now, in light of your budgetary constraints, we will seek to confine the total production. travel and miscellaneous costs to $154,000, including tailoring. To accomplish this, we have asked Martha to provide us with the costs incurred modifying your current creative for tagging and we'll need to continue to monitor these tailoring expenses.

I hope this is helpful. Please call me with any questions.

Cordially,

/s/ Lawrence M. Kimmel

Lawrence M. Kimmel
Senior Vice President
Group Account Director

cc:      S. Jenkins, B. Elving, M. Welshans, M. Cohen

                                  (APPENDIX E)


PRELIMINARY OOP ESTIMATES
-------------------------


ADVERTISING PRODUCTION


Newspaper:  10 ads* (6 ongoing, 4 test)                   $50,000
Radio:  4 second (live voice-over*)                        $5,000
DRTV: 1 spot**                                            $75,000
                                                          -------

SUBTOTAL                                                 $130,000


Travel                                                    $20,000
Miscellaneous                                              $4,000

TOTAL                                                    $154,000

        *      Through "generic" ad production
        **     Contingent on availability of stock and/or existing footage

                                          EXHIBIT 11

                        INTEGRATED MEDICAL RESOURCE'S INC. AND CENTERS

                       NET LOSS PER COMMON AND COMMON EQUIVALENT SHARE

                                                            YEAR ENDED DECEMBER 31
                                                            1996               1995
                                                     --------------------------------------
NET LOSS PER COMMON AND
   COMMON EQUIVALENT SHARE

   Net loss                                               $  (6,518,546)    $  (1,154,331)
                                                     ======================================

   Weighted average common shares
     outstanding                                               3,481,832         2,899,680
   Shares of common stock issuable upon
     exercise of options  issued with an
     exercise price below the initial public
     offering price (determined using the
     "treasury stock method")                                     92,078           109,755
                                                     --------------------------------------

   Weighted average common and common
     equivalent shares outstanding                             3,573,910         3,009,435
                                                     ======================================

   Net loss per common and
     common equivalent share                           $          (1.82)    $       (0.38)
                                                     ======================================

PRO FORMA NET LOSS PER COMMON
   AND COMMON EQUIVALENT SHARE

   Net loss                                               $  (6,518,546)    $  (1,154,331)
                                                     ======================================

   Weighted average common shares
     outstanding                                               3,481,832         2,899,680
   Shares of common stock issuable upon
     exercise of options  issued with an
     exercise price below the initial public
     offering price (determined using the
     "treasury stock method")                                     92,078           109,755
   Additional shares of common stock
     outstanding as if conversion of all shares
     of preferred stock into common stock had
     occurred at the date of issuance of the
     preferred stock                                           1,240,219            35,542
                                                     --------------------------------------

   Weighted average common and common
     equivalent shares outstanding                             4,814,129         3,044,977
                                                     ======================================

   Net loss per common and
     common equivalent share                           $          (1.35)    $       (0.38)
                                                     ======================================


                                   EXHIBIT 21



                 INTEGRATED MEDICAL RESOURCES, INC. SUBSIDIARIES
                                (AS OF 12/31/96)


                                                                 STATE OF
  NAME*                                                        INCORPORATION
  -----                                                        -------------

  IMR Integrated Diagnostics, Inc.                             Texas
  IMR Integrated Diagnostics of Florida, Inc.                  Florida
  IMR Integrated Diagnostics of Oklahoma, Inc.                 Oklahoma
  IMR of Arizona, Inc.                                         Arizona
  IMR of Connecticut, Inc.                                     Connecticut
  IMR of Illinois, Inc.                                        Illinois
  IMR of Indiana, Inc.                                         Indiana
  IMR of Michigan, Inc.                                        Michigan
  IMR of Nevada, Inc.                                          Nevada
  IMR of Ohio, Inc.                                            Ohio
  IMR of Virginia, Inc.                                        Virginia
  IMR of Wisconsin, Inc.                                       Wisconsin
  Integrated Diagnostics, Inc.                                 New York
  Integrated Medical Resources of California, Inc.             California
  Integrated Medical Resources of Colorado, Inc.               Colorado
  Integrated Medical Resources of Massachusetts, Inc.          Massachusetts
  Integrated Medical Resources of Pennsylvania, Inc.           Pennsylvania


  * None of the subsidiaries are operating or doing business under a fictitious name