Form 10QSB
period 1997-03-31
INTEGRATED MEDICAL RESOURCES INC
filed 1997-05-15
CIK 918591

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                        OF THE SECURITIES EXCHANGE ACT OF
                                      1934
                  For the quarterly period ended March 31, 1997



                 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR
               15(d)OF THE SECURITIES EXCHANGE ACT OF 1934 For the
                           transition period from to .


                         Commission File Number 0-21427


                       INTEGRATED MEDICAL RESOURCES, INC.
        (Exact name of Small Business Issuer as specified in its charter)



KANSAS                                                      48-1096410
(State of other jurisdiction                                (IRS Employer
of incorporation or organization)                           Identification No.)


11320 WEST 79TH STREET, LENEXA, KS                          66214
(Address of principal executive offices)                    (Zip code)


                    Issuer's Telephone Number: (913)962-7201


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:


     As of May 1, 1997, there were 6,715,017 outstanding shares of common stock, par value $.001 per share.

Transitional Small Business Disclosure Format (Check one):   Yes No  X

                          PART 1. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

================================================================================

                      INTEGRATED MEDICAL RESOURCES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
================================================================================

                        ASSETS                            MARCH 31, 1997     DECEMBER 31, 1996
                                                            (UNAUDITED)
                                                        ------------------- --------------------
CURRENT ASSETS:
  Cash and cash equivalents                                $   3,851,432         $   6,739,697
  Accounts receivable, less allowance of $720,374 in
    1997 and $605,315 in 1996                                  2,274,875             1,382,968
  Receivable from Centers                                        886,635               499,083
  Supplies                                                       137,686                99,788
  Prepaid expenses                                               262,515               260,619
                                                        ------------------- --------------------
    Total current assets                                       7,413,113             8,982,155

NON-CURRENT ASSETS:
  Property and equipment
    Office equipment and software                              1,678,152             1,624,411
    Furniture, fixtures and equipment                          4,896,598             4,295,722
    Leasehold improvements                                       137,360               125,476
                                                        ------------------- --------------------
                                                               6,712,110             6,045,609
    Accumulated depreciation                                   1,664,235             1,355,995
                                                        ------------------- --------------------
                                                               5,047,875             4,689,614

  Intangible assets                                              366,202               504,182
  Other assets                                                   409,634               335,947
                                                        ------------------- --------------------
TOTAL ASSETS                                               $  13,236,824         $  14,511,898
                                                        =================== ====================

                 See accompanying notes to financial statements
================================================================================

================================================================================

                      INTEGRATED MEDICAL RESOURCES, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)
================================================================================

                                                               MARCH 31, 1997     DECEMBER 31,
            LIABILITIES AND STOCKHOLDERS' EQUITY                 (UNAUDITED)          1996
                                                             ------------------- ---------------
CURRENT LIABILITIES:
  Accounts payable                                               $  1,155,598     $    929,564
  Accrued payroll                                                     330,790          289,470
  Accrued advertising                                                 458,018          350,725
  Other accrued expenses                                              110,814           41,086
  Current portion of long-term debt                                   749,587          623,603
  Current portion of capital lease obligations                        320,586          320,586
                                                             ------------------- ---------------
    Total current liabilities                                       3,125,393        2,555,034

NON-CURRENT LIABILITIES:
  Deferred rent                                                       175,932          175,932
  Long-term debt, less current portion                              1,101,009        1,008,278
  Capital lease obligations, less current portion                     376,490          473,281
                                                             ------------------- ---------------
    Total non-current liabilities                                   1,653,431        1,657,491

STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value:
    Authorized shares - 1,696,698
    Issued and outstanding shares - none                                  ---              ---
  Common stock, $.001 par value:
    Authorized shares - 10,000,000
    Issued and outstanding shares - 6,715,017                           6,715            6,715
  Additional paid-in capital                                       17,960,029       17,960,029
  Accumulated deficit                                              (9,508,744)      (7,667,371)
                                                             ------------------- ---------------
    Total stockholders' equity                                      8,458,000       10,299,373
                                                             ------------------- ---------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $ 13,236,824     $ 14,511,898
                                                             =================== ===============

                 See accompanying notes to financial statements
================================================================================

================================================================================

                      INTEGRATED MEDICAL RESOURCES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
================================================================================

                                                               FOR THE THREE MONTHS ENDED
                                                                        MARCH 31
                                                        ========================================
                                                               1997                 1996
                                                        ------------------- --------------------
NET CENTER REVENUES:                                        $  4,055,866          $  2,634,000
  Center expenses:
    Physician salaries                                           896,403               361,883
    Cost of services                                             946,879               358,940
                                                        ------------------- --------------------
                                                               1,843,282               720,823
                                                        ------------------- --------------------
      Net management revenue                                   2,212,584             1,913,177
                                                        ------------------- --------------------

OPERATING EXPENSES:
  Center staff salaries                                          547,117               357,171
  Center facilities rent                                         324,142               149,850
  Advertising                                                  1,362,262               614,000
  Depreciation and amortization                                  557,945               153,000
  Selling, general and administrative                          1,252,574               587,155
                                                        ------------------- --------------------
                                                               4,044,040             1,861,176
                                                        ------------------- --------------------
    Operating income (loss)                                   (1,831,456)               52,001
                                                        ------------------- --------------------

OTHER INCOME (EXPENSE):
  Interest income                                                 61,570                   ---
  Interest expense                                               (78,027)              (31,288)
  Other                                                            6,540                   ---
                                                        ------------------- --------------------
                                                                  (9,917)              (31,288)
                                                        ------------------- --------------------
NET INCOME (LOSS):                                          $ (1,841,373)         $     20,713
                                                        ------------------- --------------------
  Net income (loss) per common and common equivalent
    share                                                   $      (0.27)         $       0.00
                                                        ------------------- --------------------
  Weighted average common and common equivalent shares         6,715,017             2,906,000
                                                        =================== ====================

                 See accompanying notes to financial statements
================================================================================

================================================================================

                      INTEGRATED MEDICAL RESOURCES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
================================================================================

                                                               FOR THE THREE MONTHS ENDED
                                                                        MARCH 31
                                                        ========================================
                                                               1997                 1996
                                                        ------------------- --------------------
OPERATING ACTIVITIES
  Net income (loss)                                        $  (1,841,373)        $      20,713
  Adjustments to reconcile net income (loss) to net
    cash used in operating activities
    Depreciation                                                 301,659                95,701
    Amortization                                                 256,286                25,108
    Deferred rent                                                    ---                23,440
    Pre-opening costs incurred                                   (64,478)              (62,379)
    Changes in operating assets and liabilities:
      Accounts receivable                                       (891,877)             (265,143)
      Receivable from centers                                   (387,552)             (196,508)
      Supplies                                                   (37,898)              (69,498)
      Prepaid expenses                                            (1,896)               24,806
      Accounts payable                                           226,034               (33,679)
      Accrued payroll                                             41,320                26,615
      Accrued advertising                                        107,293                10,440
      Other accrued expenses                                      69,728                43,691
                                                        ------------------- --------------------
        Net cash used in operating activities                 (2,222,754)             (356,693)
                                                        ------------------- --------------------
INVESTING ACTIVITIES
  Purchases of property and equipment                           (167,920)             (762,350)
  Other                                                         (127,515)              (15,495)
                                                        ------------------- --------------------
    Net cash used in investing activities                       (295,435)             (777,845)
                                                        ------------------- --------------------
FINANCING ACTIVITIES
  Principal payments on long-term debt                          (273,285)              (16,539)
  Principal payments on capital lease obligations                (96,791)              (53,991)
  Net proceeds from issuance of preferred stock                      ---               924,771
                                                        ------------------- --------------------
    Net cash provided by (used in) financing                    (370,076)              854,241
    activities
                                                        ------------------- --------------------
  Net decrease in cash and cash equivalents                   (2,888,265)             (280,297)
  Cash and cash equivalents at beginning of year               6,739,697             2,122,794
                                                        ------------------- --------------------
  Cash and cash equivalents at end of year                 $   3,851,432         $   1,842,497
                                                        =================== ====================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid for interest                                   $      78,027         $      48,815

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND
  FINANCING ACTIVITIES
  Additions to property and equipment through
    issuance of long term debt                             $     492,000         $         ---
                                                        ------------------- --------------------

                 See accompanying notes to financial statements
================================================================================

                     INTEGRATED MEDICAL RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 NATURE OF BUSINESS

        Integrated Medical Resources, Inc. and subsidiaries (the Company) is a provider of disease management services for men suffering from sexual dysfunction. At March 31, 1997, the Company operated 32 diagnostic clinics under the name The Diagnostic Center for Men in 18 states (collectively the Centers). Each of those 32 clinics is owned directly or beneficially by an officer and stockholder of the Company and has entered into long-term management contracts and lease agreements with the Company. Pursuant to these contracts and agreements, the Company provides a wide array of business services to the Centers in exchange for management fees. The Company has a noncancelable option to designate the holder of the common stock of each Center through the right to force each current holder to sell, at any time, the outstanding shares of the professional corporations operating the Centers to the Company's designee for a nominal amount which management believes is deeply discounted from the fair value of the stock of the corporations. The amount to be paid represents the reimbursement of the direct expenses of the stockholder in forming the corporation operating the Center, and normally ranges from $100 to $500. In general, the Company is legally prohibited from owning the common stock of the Centers.

BASIS OF PRESENTATION

        The accompanying unaudited consolidated financial statements have been prepared by the Company, in accordance with generally accepted accounting principals for interim financial information, and with the instructions to Form 10-QSB. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

        Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's December 31, 1996 annual report on Form 10-KSB. The results of operations for the three month period ended March 31, 1997 are not necessarily indicative of the operating results that may be expected for the year ended December 31, 1997.


 NOTE 2 - CONTINGENCIES

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 GENERAL

        The Company is the leading provider of disease management services for men suffering from sexual dysfunction, focusing primarily on the diagnosis and treatment of erectile dysfunction, commonly known as impotence. The Company provides comprehensive diagnostic, educational and treatment services designed to address the medical and emotional needs of its patients and their partners through the largest network of medical clinics in the United States dedicated to the diagnosis and treatment of impotence. The Company currently operates 32 Centers in 18 states.

        For the quarter ended March 31, 1997, approximately 77% of patient billings were covered by medical insurance plans subject to applicable deductible and other co-pay provisions paid by the patient. Approximately 33% of patient billings were covered by Medicare and 44% were covered by numerous other commercial insurance plans that offer coverage for impotence treatment services. Patient billings average less for Medicare patients due to restrictions on laboratory test reimbursement and standard professional fee discounts.

 RESULTS OF OPERATIONS

        The following table sets forth, for the periods indicated, certain items from the consolidated statements of operations of the Company as a percentage of net Center revenues:


                                                    =========================
                                                      FOR THE THREE MONTHS
                                                         ENDED MARCH 31
                                                    =========================
                                                        1997          1996
                                                        ----          ----
                Net center revenues                    100.0%        100.0%
                Center expenses                         45.4          27.4
                                                        ----          ----
                Net management revenue                  54.6          72.6
                Operating expenses:
                  Center staff salaries                 13.5          13.5
                  Center facilities rent                 8.0           5.7
                  Advertising                           33.6          23.3
                  Depreciation and amortization         13.8           5.8
                  Selling, general and
                  administrative                        30.9          22.3
                                                        ----          ----
                    Total operating expenses            99.8          70.6
                                                        ----          ----
                Operating income (loss)                (45.2)          2.0
                Interest expense, net                   (0.4)         (1.2)
                Other income, net                        0.2           0.0
                                                         ---           ---
                  Net income (loss)                    (45.4)          0.8
                                                   ============ ============

THREE MONTHS ENDED MARCH 31, 1997 AND 1996

        NET CENTER REVENUES. Net Center revenues increased 54% from $2.6 million in 1996 to $4.1 million in 1997. This growth was attributable primarily to the increase in the number of Centers open during each period which grew from 14 at March 31, 1996 to 32 at March 31, 1997. Fees related to the use of Rigiscans accounted for approximately 25% of revenues in each period.

        CENTER EXPENSES. Center expenses represent direct operating expenses of the Centers, including physician salaries, costs for laboratory and outsourced services, diagnostic and treatment supplies, and treatment devices and medications dispensed through the Centers. Center expenses increased 156% from $720,823 in 1996 to $1,843,282 in 1997 due to the operation of additional Centers during the 1997 period. As a percentage of net Center revenues, Center expenses increased from 27.4% to 45.4%, which was primarily attributable to a change in the mix of payors and services provided at certain existing Centers and the fact that revenues at new Centers generally increase with patient volumes over the first six months of operations while Center expenses are substantially fixed after the first month of operation.

        NET MANAGEMENT REVENUE. Net management revenue increased 16% from $1.9 million in 1996 to $2.2 million in 1997. As a percentage of net Center revenue, net management revenue decreased from 72.6% to 54.6%, primarily due to the timing of opening new Centers.

        CENTER STAFF SALARIES. Center staff salaries increased from $357,171 in 1996 to $547,117 in 1997 due to the operation of additional Centers. As a percentage of net Center revenue, Center staff salaries remained consistent at 13.5%. The effect of the reduction in average staff size from 3 to 4 employees per clinic in 1996 to 2 to 3 employees per clinic in 1997 was offset by lower revenues per clinic in 1997 as patient volumes continued growing over the initial six months of operations.

        CENTER FACILITIES RENT. Center facilities rent increased 116% from $ 149,850 in 1996 to $324,142 in 1997 due to the operation of additional Centers during the period. As a percentage of net Center revenue, Center facilities rent increased from 5.7% to 8.0%, primarily due to the timing of opening new centers.

        ADVERTISING. Advertising expense increased 122% from $614,000 in 1996 to $1,362,262 in 1997 due primarily to the increased number of Centers. As a percentage of net Center revenue, advertising expense increased from 23.3% to 33.6%, which was primarily attributable to a change in media used from print advertising to more costly broadcast media for a portion of the year, and the engagement of an outside advertising agency in November 1996.

        DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased 265% from $153,000 in 1996 to $557,945 in 1997 due to depreciation charges for clinical and office equipment purchased to support new Centers, increased staffing at the Company's headquarters and increased amortization of pre-opening costs incurred with respect to the significant growth in new Centers. As a percentage of net Center revenues, depreciation and amortization increased from 5.8% to 13.8%, due primarily to the amortization of pre-opening costs for 4 new clinics opened from March 1995 to March 1996, compared to 18 new clinics opened from March 1996 to March 1997. Pre-opening costs are amortized over a 12_month period.

        SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expense increased 113% from $587,155 in 1996 to $1,252,574 in 1997 due principally to the addition of an experienced management team and staff at the Company's corporate headquarters and expansion of the telephone appointment center staff to support additional Centers. As a percentage of net Center revenues, selling, general and administrative expense increased from 22.3% to 30.9%, due primarily to the increased staffing needed to support the Company's future growth and the opening of new Centers.

        INTEREST EXPENSE, NET. Interest expense decreased from $31,288 in 1996 to $ 16,457 in 1997.

        INCOME TAXES. No income tax provision or benefit was recorded in 1996 or 1997 as the deferred taxes otherwise provided were offset by valuation reserves on deferred tax assets.

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

 LIQUIDITV AND CAPITAL RESOURCES

        The Company has financed its operations and met its capital requirements with cash flows from existing Centers, proceeds from private placements of equity securities, an initial public offering of equity securities, the utilization of bank lines of credit, bank loans and capital lease obligations. In December 1995 and March 1996, the Company raised $4.0 million and $1.0 million, respectively, from the issuance of Series A Preferred Stock and Series B Preferred Stock which was converted to Common Stock upon the consummation of the initial public offering. The Company raised $12.6 million in net proceeds from its initial public offering completed in November 1996. The Company has a working capital line of credit with its bank under which it may borrow up to $2.0 million through December 31, 1997, based on specified percentages of eligible accounts receivable. At March 31, 1997, the Company had no borrowings outstanding under this line of credit, and approximately $1,354,000 was available under this line of credit based on eligible accounts receivable balances. The interest rate applicable to the line of credit is 1% above the bank's prime lending rate (which prime lending rate was 8.5% at March 31, 1997).

        As of March 31, 1997, the Company had, for tax purposes, net operating loss carry forwards of approximately $10.6 million, which are available to offset future taxable income and expire in varying amounts through 2011, if unused.

        Due to the growth in the number of new Center openings, the Company has experienced increased and varied operating cash flow deficits from 1994 through 1997. This resulted primarily from differences in working capital levels (particularly, accounts receivable) required to accommodate the increased Center operations and variances in operating results. The variances were principally attributable to the fact that revenues at new Centers and, accordingly, net management revenues have generally increased with patient volumes over the first six months of operations while operating expenses have remained relatively fixed from the first month of operation. In addition, the Company had increased corporate staff, expanded the national call center and increased advertising costs to support new Center openings, thereby significantly increasing administrative expenses in advance of expected revenues.

        At March 31, 1997, the Company had cash and cash equivalents of $3.85 million. The Company believes that existing cash balances, funds available under the Company's credit lines and operating cash flows generated by management services provided to the more mature Centers, will be sufficient to fund its operations and satisfy its capital expenditures and working capital requirements for the next twelve months. Despite the Company's existing resources, opportunities may arise for new Center openings or acquisitions that management believes would enhance the value of the Company which could require financing not currently provided for.

 FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS

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

        DEPENDENCE ON REIMBURSEMENT BV THIRD PARTY PAYORS. For the quarter ended March 31, 1997, approximately 77% of patient billings were covered by medical insurance plans subject to applicable deductibles and other co-pay provisions paid by the patient. Approximately 33% of patient billings were covered by Medicare and 44% were covered by numerous other commercial insurance plans that offer coverage for impotence treatment services. The health care industry is undergoing cost containment pressures as both government and non-government third party payors seek to impose lower reimbursement and utilization rates and to negotiate reduced payment schedules with providers. This trend may result in a reduction from historical levels of per-patient revenue for such health care providers. Further reductions in third party payments to physicians or other changes in reimbursement for health care services could have a direct or indirect material adverse effect on the Company's financial condition and results of operations. In addition, as managed Medicare arrangements continue to become more prevalent, there can be no assurance that the Centers will qualify as a provider for relevant arrangements, or that participation in such arrangements would be profitable. Any loss of business due to the increased penetration of managed Medicare arrangements could have a material adverse effect on the Company's financial condition and results of operations.

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

        HEALTH CARE INDUSTRY AND REGULATION. The health care industry is highly regulated at both the state and federal levels. The Company and the Centers are subject to a number of laws governing issues as diverse as relationships between health care providers and their referral sources, prohibitions against a provider referring patients to an entity with which the provider has a financial relationship, licensure and other regulatory approvals, professional advertising restrictions, corporate practice of medicine, Medicare billing regulations, dispensing of pharmaceuticals and regulation of unprofessional conduct of providers, including fee-splitting arrangements. Many facets of the contractual and operational structure of the Company's relationships with each of the Centers have not been the subject of judicial or regulatory interpretation. An adverse review or determination by any one of such authorities, or changes in the regulatory requirements, or otherwise, could have a material adverse effect on the operations, financial condition and results of operations of the Company. In addition, expansion of the operations of the Company into certain jurisdictions may require modifications to the Company's relationships with the Centers located there. These modifications could include changes in such states in the way in which the Company's services and lease fees are determined and the way in which the ownership and control of the Centers are structured. Such modifications may have a material adverse effect on the Company's financial condition and results of operations.

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

        DEPENDENCE ON RIGISCANS; POTENTIAL IMPACT OF INNOVATIONS. Rigiscan patient monitoring devices accounted for approximately 25% of the Centers' revenues for the quarter ended March 31, 1997. As a consequence, any material adverse development with respect to the Rigiscan devices, limitation in the availability of such devices or material increase in the costs of such devices could have a material adverse effect on the financial condition and results of operations of the Company. In addition, innovations in diagnostic tools and therapies for male sexual dysfunction or changes in reimbursement practices by third party payors for such diagnostic tools and therapies could have a material adverse effect on the financial condition and results of operations of the Company.

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

        DEVELOPING MARKET; UNCERTAIN ACCEPTANCE OF THE COMPANY'S SERVICES. Over 90% of new patient visits result from the Company's direct-to-patient advertising. The market for the Company's services has only recently begun to develop, and there can be no assurance that the public will accept the Company's services on a widespread basis. The Company's future operating results are highly dependent upon its ability to continually attract new patients. There can be no assurance that demand for the Company's services will continue in existing markets, or that it will develop in new markets. The Company makes significant expenditures for advertising, and there can be no assurance that such advertising will be effective in increasing market acceptance of, or generating demand for, the Company's services. Failure to achieve widespread market acceptance of the Company's services or to continually attract new patients could have a material adverse effect on the Company's financial condition and results of operations.

                                     PART II
                                OTHER INFORMATION


  ITEM 1:      LEGAL PROCEEDINGS

               Not Applicable

  ITEM 2:      CHANGES IN SECURITIES

               Not Applicable

  ITEM 3:      DEFAULTS UPON SENIOR SECURITIES

               Not Applicable

  ITEM 4:      SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

               Not Applicable

  ITEM 5:      OTHER INFORMATION

               Not Applicable

  ITEM 6:      EXHIBITS AND REPORTS ON FORM 8-K

      (a)      EXHIBITS REQUIRED TO BE FILED BY ITEM 601 OF REGULATION S-B

               10(s)  Agreement  dated  March 1, 1997 by and between the Company and TheraCom Inc.
               10(t)  Services  Agreement  dated January 6, 1997 by  and between the Company and Strategem, Inc.
               10(u)  Registration Rights Agreement dated January 6, 1997 by and between the Company and Strategem, Inc.
               27     Financial Data Schedule

      (b)      REPORTS ON FORM 8-K

                  None

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     INTEGRATED MEDICAL RESOURCES, INC.

Date: May 15, 1997                    By: /s/ Beverly O. Elving
                                      -------------------------
                                      Beverly O. Elving
                                      Chief Financial Officer and Vice
                                      President, Finance and Administration
                                      (Authorized Officer and Principal
                                         Financial and Accounting Officer)

                                 EXHIBIT 10 (s)
                        PHARMACEUTICAL SERVICES AGREEMENT

PHARMACEUTICAL SERVICES AGREEMENT executed March 1, 1997, between THERACOM, INC., an Ohio corporation with its principal office located at 6931 Arlington Road, Suite 501, Bethesda, Maryland 20814 ("TheraCom"), and INTEGRATED MEDICAL RESOURCES, INC., a Kansas corporation with its principal office located at 11320 West 79th Street, Lenexa, Kansas 66214 (the "Company").
                              W I T N E S S E T H:
        WHEREAS, TheraCom is engaged in the business of furnishing mail-order pharmacy dispensing, delivery and reimbursement services in connection with specific patient populations; and
        WHEREAS, the Company is in the business of managing Diagnostic Centers for Men (the "Clinics"); and
        WHEREAS, the Company and the Clinics desire to obtain the services of TheraCom to provide certain services pursuant to the terms of this Agreement, and TheraCom is willing to provide such services on the terms and subject to the conditions set forth herein;
        NOW, THEREFORE, in consideration of the premises and the mutual agreements set forth herein, the parties hereto agree as follows:

        1. RESPONSIBILITIES OF THERACOM. TheraCom will provide the Services to the Clinics and to patients of the Clinics ("Patients"). For all purposes of this Agreement, "Services" shall mean the warehousing, mail-order pharmacy distribution, dispensing and reimbursement services specified on Schedule 1 hereto, which Schedule is incorporated herein and forms a part hereof; it being understood that TheraCom shall not be required to render any services which in any way could be construed as practicing medicine under any applicable law. Other than as expressly set forth herein, TheraCom shall have no obligations or responsibilities to the Company to or in respect of the Clients.

        2.  RESPONSIBILITIES OF THE COMPANY AND THE CLINICS.
             (a). The Clinics will provide all medical and related services to the Patients, other than the Services. TheraCom will not provide any medical or nursing services to the Patients. The Clinics will maintain the relationship of health care provider and patient with the Patients, and will be solely professionally responsible for all medical advice to and treatment of the Patients.
             (b). The Company and the Clinics hereby engage TheraCom solely in respect of the provision of the Services as defined herein and for no other purpose, express or implied. All aspects of the medical care of the Patients, other than the Services, shall be within the sole and complete control of the Clinics and TheraCom shall have no responsibility therefor or in respect thereof. The Company and the Clinics agree that TheraCom will be their sole provider of the warehousing, pharmacy distribution, dispensing and reimbursement services comprising the Services.

             (c). The Company agrees to provide TheraCom with such information regarding the Clinics or the Patients, access to the personnel and agents of the Company and the Clinics, and other materials, documentation and assistance as TheraCom shall reasonably require in order to enable it to provide the Services in a timely and efficient manner.

        3. COMPENSATION TO THERACOM. As full compensation for the provision of the Services hereunder, TheraCom shall be entitled to receive from the Company such compensation, at such times, as is specified on Schedule 2 hereto, which
Schedule is incorporated herein and forms a part hereof. Any reimbursable expenses in excess of $500.00 in the aggregate in any month must be preapproved by the Company. Any amounts due and payable to TheraCom hereunder (other than shipping costs) shall be paid in full within fifteen (15) days after receipt by the Company of the invoice therefor. Shipping costs shall be paid to TheraCom within fifteen (15) days after receipt by the Company of the invoice therefor. Any overdue payments shall bear interest until paid in full at the rate of eighteen percent (18%) per annum; provided, however, that such late charge shall be assessed only if the Company does not cure a late payment within ten (10) days after receipt by the Company of written notice of late payment.

        4.  TERM OF AGREEMENT.

             (a). The initial term of this Agreement is for one (1) year and thereafter shall automatically renew for additional one (1) year periods; provided, however, either party may terminate this Agreement at any time by giving the other party at least ninety (90) days' prior written notice of termination.

             (b). If either party (the "Defaulting Party") is in breach of any of its obligations hereunder to the other party hereto (the "Non-Defaulting Party"), the Non-Defaulting Party shall give written notice of such breach to the Defaulting Party. If the Defaulting Party shall not have remedied such breach within ten (10) business days of its receipt of such notice from the Non-Defaulting Party, the Non-Defaulting Party may, at its sole option, terminate this Agreement without further notice.
             (c). Upon a termination of this  Agreement  pursuant to subsections
(a) or (b), above, neither party hereto shall have any further obligations hereunder to the other party, other than in respect of the obligations created by Sections 3 and 6 hereof, which obligations shall survive any such termination; provided, however, that (1) TheraCom shall immediately upon the request of the Company deliver all items of the Company's inventory in TheraCom's possession at the time of termination to such location as the Company may direct, (2) TheraCom shall complete all Patient orders in process and continue to collect and remit to the Company all Patient accounts receivable existing at or after the time of termination, and (3) TheraCom will maintain on the Pharmacy premises all prescriptions and refill records for a period of not less than five years from the date filled and will recognize the patient confidentiality of such records and release information as requested and permitted by law.

        5. RELATIONSHIP OF THE COMPANY AND THERACOM. The Company has contracted with TheraCom only for the purposes and to the extent set forth in this Agreement, and the Company's relationship to TheraCom during the term of this Agreement shall be that of independent contracting parties and not that of principal and agent, partners or co-venturers.

        6.  INSURANCE AND INDEMNIFICATION.
             (a). Each of TheraCom and the Company at all times shall, at its respective sole cost and expense, maintain one or more policies of liability insurance and errors and omissions insurance in such amounts as are reasonably appropriate to the business operations then conducted by it. Each of TheraCom and the Company shall furnish the other with a Certificate of Insurance evidencing such policies upon request of the other.
             (b). The Clinics shall indemnify TheraCom, its shareholders, officers, directors, employees and agents and hold them harmless and defend them from any and all claims, liabilities (whether contingent or otherwise, liquidated or unliquidated), losses, costs and expenses (including reasonable attorneys' fees) (collectively, "Claims"), which may arise out of or relate to any services performed by or on behalf of the Clinics for the Patients; provided, however, that the foregoing provisions shall not apply to any Claims arising out of TheraCom's failure to perform or negligent performance of the Services or failure to comply with any applicable law or regulation.
             (c). The Company shall indemnify TheraCom, its shareholders, officers, directors, employees, and agents, and hold them harmless and defend them from any and all Claims which may arise out of or relate to actions by the Company that may be in contravention of any law or regulation proscribing referrals for medical services.
             (d). TheraCom shall indemnify the Company and the Clinics, their shareholders, officers, directors, employees and agents and hold them harmless and defend them from any and all Claims which may arise out of or relate to TheraCom's failure to perform or negligent performance of any Services or TheraCom's failure to comply with any applicable law or regulation. TheraCom shall have no liability to the Company other than for its failure to perform or negligent performance of the Services or TheraCom's failure to comply with any applicable law or regulation.

        7. MISCELLANEOUS. This Agreement shall be construed in accordance with and governed by the laws of the State of Kansas. This Agreement shall be binding upon and shall inure to the benefit of the parties hereto and their respective successors and assigns. Neither party shall assign its duties or rights hereunder without the prior written consent of the other. This Agreement, together with the Schedules hereto, constitutes the entire agreement of the parties and supersedes any prior written or oral agreement or understanding in respect of the subject matter hereof. This Agreement is entered into by and for the benefit of the parties hereto and is not intended, and shall not be deemed to create, any rights or benefits in or for any person or entity and party hereto. Neither party shall be liable for any delays in or suspension of the performance of its obligations hereunder arising out of causes incident to or resulting from any emergency conditions or other causes beyond its reasonable control, including (without limitation) transportation delays or interruptions, labor disputes or other work stoppages, or acts of God. No modification or amendment of this Agreement shall be effective unless signed by both of the parties hereto. If any one or more of the provisions contained in this Agreement should be invalid, illegal or unenforceable in any respect, the validity, legality and enforceability of all remaining provisions shall not in any way be affected or impaired. The captions contained herein are for reference purposes only and shall not in any way affect the meaning or interpretation of this Agreement.

        8. COUNTERPARTS. This Agreement may be executed in any number of counterparts each of which shall be deemed to be an original but all of which together shall constitute one and the same instrument.

               IN WITNESS WHEREOF, the Company and TheraCom have caused this Agreement to be executed as of the day and year first above written.

                                    THERACOM, INC.

                            By: /s/ Mark D. Hansan
                            ----------------------
                            Its: President

                                    INTEGRATED MEDICAL RESOURCES, INC.

                            By: /s/ T. Scott Jenkins
                            ------------------------
                            Its: President

                                 EXHIBIT 10 (t)
                               SERVICES AGREEMENT

        THIS AGREEMENT is dated as of January 6, 1997, by and between Integrated Medical Resources, Inc., a Kansas corporation ("IMR"), and Strategem, Inc., a Kansas corporation ("Strategem").

                                    RECITALS

        A. IMR is engaged in the business of providing administrative, management, and other services to a network of medical clinics (the "DCMs") specializing in the rendering of medical services in the area of male sexual health.

        B. Strategem is engaged in the business of providing marketing, educational, and consulting services.

        C. IMR desires to engage Strategem to educate physicians about the services available at the DCMs, and Strategem desires to accept such engagement, in accordance with the terms and conditions set forth in this Agreement.

                                    AGREEMENT

        In consideration of the premises hereof, the promises herein, and other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, IMR and Strategem hereby agree as follows:

        1.     Nature and Scope of Services.

               1.1 The Services. Strategem agrees to establish, maintain, and direct a team of representatives experienced in the promotion of medical services (the "Field Representatives") to promote the services available at the DCMs. Specifically, Strategem agrees that the Field Representatives will make a Total Office Call (as defined in Section 1.4 below) to a minimum of 100 physicians on the Target Call List (as defined in Section 1.3 below) per month in each Market (as defined in Section 1.2 below) (the "Services").

               1.2 Markets. The "Markets" shall consist of (a) during Phase 1 (as defined in Subsection 4.1(a) below), the geographic markets set forth in Exhibit A attached hereto and (b) during Phase 2 (as defined in Subsection 4.1(b) below) and Phase 3 (as defined in Subsection 4.1(c), all geographic markets in which a DCM may exist, as IMR shall notify Strategem from time to time.

               1.3 The Target Call List. Strategem shall prepare a list of physicians within the Markets whose patient base is expected to include persons who may be interested in the services available at the DCMs, as determined by IMR (the "Target Call List"). The Target Call List may be changed, modified, or updated by Strategem from time to time.

               1.4 Total Office Calls. A "Total Office Call" means a face-to-face meeting with a physician listed in the Target Call List during which a Field Representative will deliver an informational message, predetermined by IMR and Strategem, designed to promote awareness of the services available at the DCMs. In addition, at each Total Office Call, the Field Representative shall leave with the physician a toll-free number(s) disclosed by IMR only to Strategem (the "Strategem Number") which may be called to (a) seek additional information about the DCMs and the nature of services provided there or (b) schedule an appointment for consultation or treatment at a DCM.

               1.5 Reporting. Strategem agrees that each Field Representative shall keep and maintain an accurate and complete record of each of his or her Total Office Calls. Such records shall be in form reasonably satisfactory to IMR, which shall have the right to inspect such records from time to time upon request. Strategem further agrees to prepare and deliver to IMR, within 30 days following the last day of each calendar month during the term hereof, a report, in form reasonably satisfactory to IMR, summarizing the activities of Strategem and the Field Representatives performed in connection with this Agreement (including, without limitation, the aggregate number of Total Office Calls made in each Market) during such month (the "Summary Report").

        2.     Fees and Expenses.

              2.1 Incident Fee; Payment. In consideration of the Services to be provided by Strategem hereunder, IMR shall pay to Strategem a fee equal to (a) during Phase 1, $375.00 per Incident (as defined in Section 2.2 below) and (b) during Phase 2 and Phase 3, $250.00 per Incident (the "Incident Fee").

The Incident Fee shall be calculated as of the last business day of each calendar month and payable to Strategem as soon as practicable (but in no event later than 20 days) thereafter.

               2.2 Identification of Incidents. IMR shall maintain a system whereby IMR can identify those patients (a) who schedule (or have scheduled for them) an appointment with a DCM by using the Strategem Number and/or (b) for whom a physician office schedules an appointment by calling the local DCM directly, and, in each case, the "Incidents" shall consist of such patients who actually attend such appointments (provided, however, for the avoidance of doubt, that each patient can consist of only one Incident, even if such patient attends more than one appointment at a DCM). IMR shall keep and maintain records, in form reasonably satisfactory to Strategem, detailing the use of the Strategem Number and itemizing the number of Incidents in each Market, and such records shall be made available for Strategem's review upon request.

               2.3 Training and Printing Expenses. IMR will from time to time upon reasonable notice to Strategem conduct training meetings to educate the Field Representatives as to the DCMs and the services provided there. IMR shall reimburse Strategem in full for all reasonable costs and expenses as are approved in advance in writing by IMR and incurred by Strategem and the Field Representatives in connection with such meetings upon Strategem's provision of reasonably satisfactory evidence thereof. In addition, IMR may from time to time provide the Field Representatives with such marketing and informational literature in respect of the DCMs and the marketing thereof as IMR may in its discretion deem necessary or advisable, which such literature may be intended either for the use and study of the Field Representatives or for distribution to physicians in connection with Total Office Calls. IMR shall pay directly all design, research, printing, delivery, and other costs and expenses relating to the development of such literature.

               2.4 Per Call Expenses. Strategem shall be responsible for all costs and expenses (including, without limitation, travel and meal expenses) incurred by the Field Representatives or Strategem in connection with the making of Total Office Calls.

               2.5 Advances. On the first day of each calendar month of Phase 2 and Phase 3, IMR shall pay Strategem an amount equal to $40.00 times the product of 100 and the number of Markets in which the Field Representatives operate hereunder on such date (the "Advance"). Each Advance shall be credited against the corresponding monthly Incident Fee payable by IMR (with any excess Advance carried over as credit against succeeding monthly Incident Fees), and Strategem agrees to reimburse IMR for any excess of the Advances over the Incident Fee payable as of the expiration or termination of this Agreement.

        3.     Stock Options.

               3.1 Phase 1 Stock Option. On the date hereof, Strategem shall receive from IMR an option (the "Phase 1 Option") to purchase 50,000 shares of IMR common stock ("Stock"); provided, however, that the Phase 1 option shall vest upon the earlier to occur of (a) the date on which the Field Representatives have generated an aggregate of 1,000 Incidents or (b) June 14, 1997, or, if later, the date on which Strategem has provided IMR with reasonable evidence that the Field Representatives have made an aggregate of 8,000 Total Office Calls. The Phase 1 Option shall (c) be evidenced by (and subject to the terms and conditions of) an option agreement in substantially the form attached hereto as Exhibit B (the "Phase 1 Option Agreement") and (d) have a per share exercise price equal to $3.875.

               3.2 Phase 2 Stock Option. On the commencement date of Phase 2, Strategem shall receive from IMR an option to purchase 85,000 shares of Stock (the "Phase 2 Option"); provided, however, that the Phase 2 Option shall vest as follows: Strategem may exercise its option to purchase (a) 15,000 shares of Stock on such date as the Field Representatives have generated, during Phase 2, an aggregate of 14,400 Incidents, (b) 30,000 shares of Stock on such date as the Field Representatives have generated, during Phase 2, an aggregate of 28,800 Incidents, and (c) 40,000 shares of Stock on such date as the Field
Representatives have generated, during Phase 2, an aggregate of 36,000 Incidents. The Phase 2 Option shall (d) be evidenced by (and subject to the terms and conditions of) an option agreement in substantially the form attached hereto as Exhibit C (the "Phase 2 Option Agreement") and (e) have a per share exercise price equal to the market price of one share of Stock as of the close of business on the last business day prior to the date of the Phase 2 Option Agreement.

                3.3 Phase 3 Stock Option. On the date on which the Field Representatives generate, during Phase 2, an aggregate of 14,400 Incidents (the "Phase 3 Option Date"), Strategem shall receive from IMR an option to purchase 96,250 shares of Stock (the "Phase 3 Option"); provided, however, that the Phase 3 Option shall vest as follows: Strategem may exercise its option to purchase (a) 17,500 shares of Stock on such date as the Field Representatives have generated, during Phase 3, such number of Incidents as equals 480 multiplied by the number of Markets as of the commencement date of Phase 3, (b) 35,000 shares of Stock on such date as the Field Representatives have generated, during Phase 3, such number of Incidents as equals 960 multiplied by the number of Markets as of the commencement date of Phase 3, and
(c) 43,750 shares of Stock on such date as the Field Representatives have generated, during Phase 3, such number of Incidents as equals 1,200 multiplied by the number of Markets as of the commencement date of Phase 3. The Phase 3 Option shall (d) be evidenced by (and subject to the terms and conditions of) an option agreement in substantially the form attached hereto as Exhibit D (the "Phase 3 Option Agreement") and (e) have a per share exercise price equal to the market price of one share of Stock as of the close of business on the last business day prior to the Phase 3 Option Date.

               3.4 Registration Rights. IMR shall grant Strategem "piggy-back" registration rights in respect of any shares of Stock issued by IMR upon the exercise of the Phase 1 Option, the Phase 2 Option, or the Phase 3 Option in accordance with the terms and conditions of a registration rights agreement in substantially the form attached hereto as Exhibit E and to be signed by IMR and Strategem on the date hereof.

        4.     Term and Termination.

               4.1    Term.

                      (a) "Phase 1" of this Agreement shall commence on the date hereof and shall continue in effect until the earlier to occur of (i) June 13, 1997, or (ii) the date on which the Field Representatives have generated an aggregate of 800 Incidents.

                      (b) Subject to Section 4.2 below, "Phase 2" of this Agreement shall commence on the earlier to occur of (i) June 14, 1997, or (ii) the date on which the Field Representatives have generated an aggregate of 800 Incidents and shall continue in effect for the approximately one-year period ending on June 13, 1998.

                      (c) Subject to Section 4.2 below, "Phase 3" of this Agreement shall commence on the earlier to occur of (i) June 14, 1998, or (ii) the date on which the Field Representatives have generated, during Phase 2, an aggregate of 79,200 Incidents and shall continue in effect for a period of 12 months from such commencement date.

               4.2    Termination.  This Agreement may be terminated as follows:

                      (a)    Upon the mutual consent of the parties hereto;

                      (b) By IMR, upon 30-days' notice to Strategem, if the Field Representatives fail to generate an aggregate of 800 Incidents during Phase 1;

                      (c) By IMR, upon 30-days' notice to Strategem, if the Field Representatives fail to generate an aggregate of 14,400 Incidents during Phase 2;

                      (d) By either party if the other party breaches (and, for the avoidance of doubt, for purposes of this provision, a breach by a Field Representative shall constitute a breach by Strategem) a material provision of this Agreement and such breach is not cured to the reasonable satisfaction of the non-breaching party within 30 days of receipt of written notice specifying such breach (provided, however, that a breach by a Field Representative hereunder shall be deemed cured if the Field Representative is terminated by Strategem within 30 days of written notice specifying such breach); and

                      (e) By either party if bankruptcy or insolvency proceedings are initiated by or against the other party and, if initiated against the other party, are not dismissed within 30 days such initiation.

               4.3 Effects of Certain Terminations. Upon any termination of this Agreement by IMR under Subsection 4.2(b), 4.2(c), or 4.2(d) above, all obligations of the terminating party hereunder shall cease and all stock options, other than the Phase 1 Option, granted to Strategem hereunder shall lapse and become void.

     5. Strategem's Representations, Warranties, and Covenants. Strategem hereby represents, warrants, and covenants, in each case as of the date hereof and throughout the term of this Agreement, as follows:

               5.1  Due  Organization.
Strategem is (a) a duly organized and validly existing  Kansas  corporation  and
(b)  qualified   to  do  business  in each  state in  which its  activities  and operations so require.

               5.2 Legal Authority. Strategem has full legal right, power, and authority to enter into and perform its obligations under this Agreement and neither Strategem's execution and delivery of this Agreement nor Strategem's compliance with this Agreement's provisions will conflict with or result in a breach of (or constitute a default under) any law, rule, regulation, judgment, decree, order or agreement applicable to or binding on Strategem.

               5.3 No Misleading Statements. In providing the Services, neither Strategem nor the Field Representatives will make any statement or representation which is (a) false or misleading or omits to state a material fact concerning IMR, the DCMs, or the services available at the DCMs or (b) inconsistent with any marketing, informational, or other literature provided by IMR to Strategem or the Field Representatives hereunder.

               5.4 No Compensation of Physicians. Neither Strategem nor the Field Representatives will offer to pay or pay any remuneration directly or indirectly, overtly or covertly, in cash or in kind to any physician to induce such physician to refer a patient to any DCM.

               5.5 No Alteration of Literature. Neither Strategem nor the Field Representatives shall alter any written training, marketing, informational, or other literature provided to Strategem or the Field Representatives by IMR hereunder without the prior written consent of IMR; provided, however, that, notwithstanding the foregoing, the Field Representatives may affix to such literature stickers or other items provided by IMR to Strategem for the purpose of identifying the Incidents.

               5.6 Status of Field Representatives. The Field Representatives are employees of Strategem and Strategem acknowledges that all obligations of the Field Representatives hereunder shall be obligations for which Strategem is responsible in full.

     6. IMR's Representations, Warranties, and Covenants. IMR hereby represents, warrants, and covenants, in each case as of the date hereof and throughout the term of this Agreement, as follows:

               6.1 Due Organization. IMR is (a) a duly organized and validly existing Kansas corporation and (b) qualified to do business in each state in which its activities and operations so require.

               6.2 Legal Authority. IMR has full legal right, power, and authority to enter into and perform its obligations under this Agreement and neither IMR's execution and delivery of this Agreement nor IMR's compliance with this Agreement's provisions will conflict with or result in a breach of (or constitute a default under) any law, rule, regulation, judgment, decree, order or agreement applicable to or binding on IMR.

               6.3 Accuracy of Written Materials. To the best of IMR's knowledge, all information contained in the training, marketing, information, and other literature provided by IMR to Strategem and the Field Representatives hereunder is true, accurate, and complete.

        7. Independent Contractor. Strategem shall have responsibility for, and control over, the means and details of performing the Services. Accordingly, Strategem and the Field Representatives shall, for all purposes, be considered to be an independent contractor of IMR and shall have no authority to act for, bind, or represent IMR in any way as a partner, employee, representative, agent, or otherwise. As the employer of the Field Representatives, Strategem is solely and fully responsible for all compensation, benefits, and employment-related taxes for the Field Representatives.

        8. Exclusivity. During the term of this Agreement, Strategem agrees that neither it nor any Field Representative shall, directly or indirectly, provide (or engage independent contractors to provide) or administer services for individuals or entities (other than IMR and DCMs) in the business of the diagnosis and treatment of male sexual dysfunction.

        9. Confidentiality. Strategem acknowledges that all written and oral information relating to the DCMs (including, without limitation, information relating to the medical therapies and procedures available at the DCMs) (the "Confidential Information") constitutes confidential information of IMR. Accordingly, Strategem agrees during the term of this Agreement and for a period of 10 years thereafter, to (a) treat all of the Confidential Information as confidential, (b) not disclose the Confidential Information to any third party except in connection with the performance of its duties under this Agreement,
(c)  not  use  the  Confidential  Information  except  in  connection  with  the performance of its duties under this Agreement, (d) return to IMR all Confidential Information in its possession immediately upon IMR's request or the termination of this Agreement for any reason, (e) inform the Field Representatives and other Strategem directors, officer, employees, and representatives of the restrictions on disclosure and use of the Confidential Information and require such persons to abide by the restrictions set forth in this Section 9. IMR acknowledges and agrees that the Confidential Information shall not include any information in the public domain or which has become available to Strategem from a source other than IMR or a DCM (provided that such source is not bound by a confidentiality agreement with or other obligation of secrecy to IMR or any DCM). If requested by IMR, Strategem will cause any Field Representative to acknowledge in writing his or her agreement with and acceptance of the restrictions of this Section 9.

        10.    Indemnification.

               10.1 By IMR. IMR agrees to defend, indemnify, and hold harmless Strategem, its directors, officers, employees, agents, representatives, successors, and assigns from, against, and in respect of any and all loss, damage, liability, cause of action, or expense (including attorneys' fees) suffered or incurred by Strategem and arising from (a) the breach of any obligation, warranty, or covenant of IMR hereunder, (b) the failure of any of IMR's representations herein to have been true when made or during the term of this Agreement, or (c) the rendering of services at any DCM.

               10.2 By Strategem. Strategem agrees to defend, indemnify, and hold harmless IMR, its directors, officers, employees, agents, representatives, successors, and assigns from, against, and in respect of any and all loss, damage, liability, cause of action, or expense (including attorneys' fees) suffered or incurred by IMR and arising from (a) the breach of any obligation, warranty, or covenant of Strategem hereunder (including any actions of the Field Representatives), (b) the failure of any of Strategem's representations herein to have been true when made or during the term of this Agreement, or (c) the manner and method of providing the Services.

        11.    Miscellaneous.

               11.1 Assignment. This Agreement shall not be assigned by either party without the prior written consent of the other party, and any attempted assignment without such consent shall be null and void and without legal effect; provided, however, that IMR may assign this Agreement without such consent to any entity that controls, is controlled by, or is under common control with IMR or that succeeds to the ownership or control of IMR's assets or business.

               11.2 Successors. This Agreement shall be binding upon and shall inure to the benefit of both of the parties hereto and to their respective successors and permitted assigns.

               11.3 Waiver. The observance of any provision of this Agreement may be waived (either generally or in a particular instance and either retroactively or prospectively) if the waiver is in writing, signed by the party making the waiver. No delay or omission by either party in exercising any of its rights hereunder shall operate as a waiver of that or any other right. Unless otherwise expressly stated, a waiver given by either party on any one occasion shall be effective only in that instance and shall not be construed as a waiver of that right on any other occasion.

               11.4 Severability. The invalidity or unenforceability of any provision of this Agreement shall not affect the validity or enforceability of any other provision hereof, and such invalid or unenforceable provision shall be enforced in accordance with its terms to the greatest extent permitted by law.

               11.5 Notices. All notices and other communications hereunder shall be given in writing and deemed to be duly given if delivered by hand, sent by certified or registered mail (return receipt requested, postage prepaid), or sent by facsimile (with receipt confirmed), in each case to the address and facsimile number as follows:

               If to IMR, to:

                      Integrated Medical Resources, Inc.
                      Attention:  T. Scott Jenkins
                      11320 W. 79th Street
                      Lenexa, Kansas 66214
                      Facsimile No.: (913) 962-7063

                with a copy to:

                      Blackwell Sanders Matheny Weary & Lombardi L.C.
                      Attention:  James M. Ash, Esq.
                      2300 Main Street, Suite 1100
                      Kansas City, Missouri 64108
                      Facsimile No.: (816) 274-6914

               If to Strategem, to:

                      Strategem, Inc.
                      Attention:  Ben A. Blackshire
                      8012 State Line Road
                      Leawood, Kansas 66208
                      Facsimile No.: (913) 385-7777

               with a copy to:

                      Payne & Jones, Chartered
                      Attention: Thomas K. Jones, Esq.
                      11000 King
                      Overland Park, Kansas 66210
                      Facsimile No.: (913) 469-8182

or to such other address as either party may provide to the other in writing. All such notices and other communications shall be effective on the date of delivery, mailing, or facsimile transmission.

               11.6 Entire Agreement. This Agreement embodies the entire agreement between the parties hereto with respect to the transactions contemplated herein and supersedes all prior agreements and understandings relating to such subject matter. There have been and are no agreements, representations, warranties, or covenants between the parties other than those set forth or provided for herein.

               11.7   Negotiated   Transaction.   The   provisions  of  this
Agreement were negotiated by the parties hereto, and said Agreement shall be deemed to have been drafted by all the parties hereto.

               11.8 Headings. The headings used in this Agreement are for convenience only and shall not constitute a part of this Agreement.

               11.9  Exhibits.   All  of  the  exhibits   attached   hereto  are
incorporated herein and made a part of this Agreement by reference thereto.

               11.10 Counterparts. This Agreement may be executed in two or more counterparts, each of which shall be deemed an original but all of which together shall constitute but one and the same instrument.

               11.11 Amendment. This Agreement may be amended only pursuant to a writing signed by both parties hereto.

               11.12 Governing Law. This Agreement shall be governed by and construed and interpreted in accordance with the laws of the state of Kansas, without regard to the choice of law rules of such state.

        IN WITNESS WHEREOF, the parties have duly signed this Agreement as of the date first above written.

                                      IMR:

                                            INTEGRATED MEDICAL RESOURCES, INC.

                                            /s/ T. Scott Jenkins
                                            --------------------
                                            T. Scott Jenkins
                                            President

                                   STRATEGEM:

                                            STRATEGEM, INC.

                                            /s/ Ben A. Blackshire
                                            ---------------------
                                            Ben A. Blackshire
                                            President

                                 EXHIBIT 10(u)
                    REGISTRATION RIGHTS AGREEMENT

        THIS REGISTRATION RIGHTS AGREEMENT is dated as of January 6, 1997, by and between Integrated Medical Resources, a Kansas corporation ("IMR"), and Strategem, Inc., a Kansas corporation ("Strategem").

                                    RECITALS

        A. IMR and Strategem have entered into a Services Agreement, dated January 6, 1997 (the "Services Agreement"), pursuant to which Strategem has agreed to provide valuable services to IMR.

        B. The Services Agreement provides, in addition to the payment of fees by IMR to Strategem, that Strategem shall receive one or more options (the "Options") to purchase shares of IMR's common stock ("Stock") in the event that Strategem achieves certain performance targets specified in the Services Agreement.

        C. The Services Agreement provides that IMR shall grant Strategem "piggy-back" registration rights in respect of any shares of Stock issued upon the exercise of any Option in accordance with the terms and conditions of this Agreement.

                                    AGREEMENT

        In consideration of the premises hereof, the promises herein, and other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, IMR and Strategem hereby agree as follows:

        1. Certain Definitions. As used in this Agreement, the following terms shall have the following respective meanings:

        "Commission" means the Securities and Exchange Commission, or any other Federal agency at the time administering the Securities Act.

        "Exchange Act" means the Securities Exchange Act of 1934, as amended, or any similar federal statute, and the rules and regulations of the Commission issued under the Exchange Act, as they each may, from time to time, be in effect.

        The terms "register," "registered," and "registration" refer to a registration of securities effected by preparing and filing a Registration Statement in compliance with the Securities Act and the declaration or ordering of the effectiveness of such Registration Statement.

        "Registrable Shares" means (i) shares of Stock now or hereafter issued to Strategem upon the exercise of any Option and (ii) any corresponding shares of Stock issued to Strategem pursuant to a stock split, stock dividend, reclassification, recapitalization, or similar event; provided, however, in each case, that shares of Stock shall only be Registrable Shares if and so long as they have not been sold to or through a broker, dealer, or underwriter in a public distribution or a public securities transaction.

        "Registration Expenses" means all expenses, other than Selling Expenses, incurred by IMR in complying with this Agreement, including, without limitation, all registration fees, qualification fees, filing fees, printing expenses, escrow fees, exchange listing fees, fees of accountants for IMR, fees and disbursements of counsel for IMR, state blue sky fees and expenses, and all expenses of any special audits incident to or required by any such registration.

        "Registration Statement" means a registration statement filed by IMR with the Commission for a public offering and sale of securities of IMR (other than a registration statement on Form S-8 or Form S-4, or their successors, or any other form for a limited purpose, or any registration statement covering only securities proposed to be issued in exchange for securities or assets of another corporation).

        "Securities Act" means the Securities Act of 1933, as amended, or any similar Federal statute, and the rules and regulations of the Commission issued under the Securities Act, as they each may, from time to time, be in effect.

        "Selling Expenses" means all underwriting discounts, selling commissions, registration fees allocable to the Registrable Shares, and stock transfer taxes applicable to the securities registered on behalf of Strategem.

        2.     Incidental Registration

               2.1 Notice, Request, and Registration. If at any time or from time to time IMR shall determine to file a Registration Statement, it will promptly give written notice to Strategem of its intention to do so and, upon the written request of Strategem given within 10 days after IMR provides such notice, IMR shall use its best efforts to cause all Registrable Shares which IMR has been requested by Strategem to register to be registered under the
Securities  Act  to  the  extent   necessary  to  permit  their  sale  or  other
disposition.

               2.2  Underwriting.  In connection with any offering under Section
2.1 above involving an underwriting, IMR shall not be required to include any Registrable Shares in such underwriting unless Strategem accepts the terms of the underwriting as agreed upon between IMR and the underwriters selected by it, and then only in such quantity as will not, in the opinion of the underwriters, jeopardize the success of the offering by IMR. If in the opinion of the managing underwriter the registration of all, or part of, the Registrable Shares which Strategem has requested to be included would materially and adversely affect such public offering, then IMR shall be required to include in the underwriting only that number of Registrable Shares, if any, which the managing underwriter believes may be sold without causing such adverse effect; provided, however, that, in any event, Strategem shall be entitled to participate in such underwriting on not less than a pro rata basis with all other holders of Stock having rights similar to those granted to Strategem pursuant to this Agreement.

               2.3 Right to Terminate Registration. IMR shall have the right to terminate or withdraw any registration initiated by it under this Section 2 prior to the effectiveness of such registration irrespective of whether Strategem has requested to include Registrable Shares in such registration. The Registration Expenses of such withdrawn registration shall be borne by IMR in accordance with Section 4 below.

        3. Registration Procedures. If and whenever IMR is required by the provisions of this Agreement to use its best efforts to effect the registration of any of the Registrable Shares under the Securities Act, IMR shall:

                      (a) File with the Commission a Registration Statement with respect to such Registrable Shares and use reasonable efforts to cause that Registration Statement to become and remain effective;

                      (b) As expeditiously as possible use its best efforts to register or qualify the Registrable Shares covered by the Registration Statement under the securities or blue sky laws of such states as the underwriter shall reasonably request, and do any and all other acts and things that may be necessary or desirable to enable the underwriter to consummate the public sale or other disposition of the Registrable Shares by the underwriter in such states; provided, however, that IMR shall not be required in connection with this paragraph (b) to qualify as a foreign corporation or execute a general consent to service of process in any jurisdiction; and

                      (c) Use its best efforts to cause the Registrable Shares to be listed on the principal securities exchange on which similar securities of IMR are then listed, if the listing of such shares is then permitted under the rules of such exchange.

        4. Allocation of expenses. All Registration Expenses incurred in connection with registrations pursuant to this Agreement shall be borne by IMR. All Selling Expenses relating to securities registered on behalf of Strategem hereunder shall be borne by Strategem.

        5.     Indemnification.

               5.1 By IMR. In the event of any registration of any of the Registrable Shares under the Securities Act pursuant to this Agreement, IMR will indemnify and hold harmless, Strategem, each underwriter of such Registrable Shares, and each other person, if any, who controls Strategem or such underwriter within the meaning of the Securities Act or the Exchange Act against any losses, claims, damages, or liabilities, joint or several, to which Strategem or such underwriter or controlling person may become subject under the Securities Act, the Exchange Act, state blue sky laws, or otherwise, insofar as such losses, claims, damages, or liabilities (or actions in respect thereof) arise out of or are based upon any untrue statement or alleged untrue statement of any material fact contained in any Registration Statement under which such Registrable Shares were registered under the Securities Act, any preliminary prospectus or final prospectus contained in the Registration Statement, or any amendment or supplement to such Registration Statement, or arise out of or are based upon the omission or alleged omission to state a material fact required to be stated therein or necessary to make the statements therein not misleading; and IMR will reimburse Strategem, such underwriter, and each such controlling person for any legal or any other expenses reasonably incurred by Strategem or such underwriter or controlling person in connection with investigating or defending any such loss, claim, damage, liability, or action; provided, however, that IMR will not be liable in any such case to the extent that any such loss, claim, damage, or liability arises out of or is based upon any untrue statement or omission made in such Registration Statement, preliminary prospectus or prospectus, or any such amendment or supplement, in reliance upon and in conformity with information furnished to IMR, in writing, by or on behalf of Strategem or such underwriter or controlling person specifically for use in the preparation thereof.

               5.2 By Strategem. In the event of any registration of any of the Registrable Shares under the Securities Act pursuant to this Agreement, Strategem will indemnify and hold harmless IMR, each of its directors and officers, each underwriter (if any), and each person (if any) who controls IMR against any losses, claims, damages, or liabilities, joint or several, to which IMR, such directors and officers, underwriter, or controlling person may become subject under the Securities Act, the Exchange Act, state blue sky laws, or otherwise, insofar as such losses, claims, damages, or liabilities (or actions in respect thereof) arise out of or are based upon any untrue statement or alleged untrue statement of a material fact contained in any Registration Statement under which such Registrable Shares were registered under the Securities Act, any preliminary prospectus or final prospectus contained in the Registration Statement, or any amendment or supplement to the Registration Statement, or arise out of or are based upon any omission or alleged omission to state a material fact required to be stated therein or necessary to make the statements therein not misleading, if the statement or omission was made in reliance upon and in conformity with information furnished in writing to IMR by or on behalf of Strategem specifically for use in connection with the preparation of such Registration Statement, prospectus, amendment, or supplement; provided, however, that the obligations of Strategem hereunder shall be limited to an amount equal to the proceeds to Strategem of Registrable Shares sold as contemplated herein.

               5.3 Indemnification Procedures. The party entitled to indemnification under this Section 5 (the "Indemnified Party") shall give notice to the party required to provide indemnification (the "Indemnifying Party") promptly after the Indemnified Party has actual knowledge of any claim as to which indemnity may be sought, and shall permit the Indemnifying Party to assume the defense of any such claim or any litigation resulting therefrom; provided, however, that counsel for the Indemnifying Party, who shall conduct the defense of such claim or litigation, shall be approved by the Indemnified Party (which may not unreasonably withhold such approval); and, provided, further, that the failure of any Indemnified Party to give notice as provided herein shall not relieve the Indemnifying Party of its obligations under this Section 5 unless the failure to give such notice is materially prejudicial to the Indemnifying Party's ability to defend such claim or litigation. The Indemnified Party may participate in such defense at such party's expense; provided, however, that the Indemnifying Party shall pay such expense if representation of such Indemnified Party by the counsel retained by the Indemnifying Party would be inappropriate due to actual or potential differing interests between the Indemnified Party and any other party represented by such counsel in such proceeding. No Indemnifying Party, in the defense of any such claim or litigation shall, except with the consent of each Indemnified Party, consent to entry of any judgment or enter into any settlement which does not include as an unconditional term thereof the giving by the claimant or plaintiff to such Indemnified Party of a release from all liability in respect of such claim or litigation. No Indemnified Party shall consent to entry of any judgment or settle such claim or litigation without the prior written consent of the Indemnifying Party.

        6. Information by Strategem. Strategem shall furnish to IMR such information regarding Strategem, the Registrable Shares, and the distribution of such Registrable Shares proposed by Strategem as IMR may request in writing and as shall be required in connection with any registration, qualification, or compliance referred to in this Agreement.

        7. "Lock-Up" Agreement. Strategem, if requested by IMR and an underwriter of Stock or other securities of IMR, shall agree not to sell, make any short sale of, loan, grant any option for the purchase of, or otherwise transfer or dispose of any Registrable Shares or other securities of IMR held by Strategem for a specified period of time (not to exceed 180 days) following the effective date of a Registration Statement. Such agreement shall be in writing in a form satisfactory to IMR and such underwriter. IMR may impose stop transfer instructions with respect to the Registrable Shares or other securities subject to the foregoing restriction until the end of the lock-up period.

        8. Transfer of Rights. The rights granted to Strategem under this Agreement may not be assigned or transferred in any manner whatsoever (including, without limitation, by operation of law) without the prior written consent of IMR.

        9. Termination of Rights. The rights granted to Strategem under this Agreement in respect of Registrable Shares issued to Strategem upon the exercise of any Option shall exist for a period of two years from the date of issuance of such Registrable Shares. The rights granted to Strategem under this Agreement in respect of Registrable Shares issued to Strategem pursuant to a stock split, stock dividend, reclassification, recapitalization, or similar event shall exist for a period of two years from the date(s) of issuance of the corresponding Registrable Shares held prior to such event.

        10.    Miscellaneous.

               10.1 Successors. This Agreement shall be binding upon and shall inure to the benefit of both of the parties hereto and to their respective successors and permitted assigns.

               10.2 Waiver. The observance of any provision of this Agreement may be waived (either generally or in a particular instance and either retroactively or prospectively) if the waiver is in writing, signed by the party making the waiver. No delay or omission by either party in exercising any of its rights hereunder shall operate as a waiver of that or any other right. Unless otherwise expressly stated, a waiver given by either party on any one occasion shall be effective only in that instance and shall not be construed as a waiver of that right on any other occasion.

               10.3 Severability. The invalidity or unenforceability of any provision of this Agreement shall not affect the validity or enforceability of any other provision hereof, and such invalid or unenforceable provision shall be enforced in accordance with its terms to the greatest extent permitted by law.

               10.4 Notices. All notices and other communications hereunder shall be given in writing and deemed to be duly given if delivered by hand, sent by certified or registered mail (return receipt requested, postage prepaid), or sent by facsimile (with receipt confirmed), in each case to the address and facsimile number as follows:

               If to IMR, to:

                      Integrated Medical Resources, Inc.
                      Attention:  T. Scott Jenkins
                      11320 W. 79th Street
                      Lenexa, Kansas 66214
                      Facsimile No.: (913) 962-7063

               with a copy to:

                      Blackwell Sanders Matheny Weary & Lombardi L.C.
                      Attention:  James M. Ash, Esq.
                      2300 Main Street, Suite 1100
                      Kansas City, Missouri 64108
                      Facsimile No.: (816) 274-6914

               If to Strategem, to:

                      Strategem, Inc.
                      Attention:  Mr. Ben A. Blackshire
                      8012 State Line Road
                      Leawood, Kansas 66208
                      Facsimile No.: (913) 385-7777

               with a copy to:

                      Payne & Jones, Chartered
                      Attention: Thomas K. Jones, Esq.
                      11000 King
                      Overland Park, Kansas 66210
                      Facsimile No.: (913) 469-8182

or to such other address as either party may provide to the other in writing. All such notices and other communications shall be effective on the date of delivery, mailing, or facsimile transmission.

               10.5 Entire Agreement. This Agreement embodies the entire agreement between the parties hereto with respect to the subject matter hereof and supersedes all prior agreements and understandings relating to such subject matter.

               10.6 Negotiated Transaction. The provisions of this Agreement were negotiated by the parties hereto, and said Agreement shall be deemed to have been drafted by all the parties hereto.

               10.7 Headings. The headings used in this Agreement are for convenience only and shall not constitute a part of this Agreement.

               10.8 Counterparts. This Agreement may be executed in two or more counterparts, each of which shall be deemed an original but all of which together shall constitute but one and the same instrument.

               10.9 Amendment. This Agreement may be amended only pursuant to a writing signed by both parties hereto.

               10.10 Governing Law. This Agreement shall be governed by and construed and interpreted in accordance with the laws of the state of Kansas, without regard to the choice of law rules of such state.

        IN WITNESS WHEREOF, the parties have duly signed this Agreement as of the date first above written.

                                      IMR:

                                            INTEGRATED MEDICAL RESOURCES, INC.

                                            /s/ T. Scott Jenkins
                                            --------------------
                                            T. Scott Jenkins
                                            President

                                   STRATEGEM:

                                            STRATEGEM, INC.

                                            /s/ Ben A.Blackshire
                                            --------------------
                                            Ben A. Blackshire
                                            President

                                          EXHIBIT 11

                        INTEGRATED MEDICAL RESOURCE'S INC. AND CENTERS

                       NET LOSS per COMMON AND COMMON EQUIVALENT SHARE

                                                      For the three months ended March 31
                                                            1997                   1996
                                                     --------------------------------------
Net Income (Loss) per Common and
   Common Equivalent Share

   Net Income (loss)                                      $  (1,841,373)  $         20,713
                                                     ======================================

   Weighted average common shares
     outstanding                                               6,715,017         2,906,000
   Shares of common stock issuable upon
     exercise of options  issued with an
     exercise price below the initial public
     offering price (determined using the
     "treasury stock method")                                          0           107,033
                                                     --------------------------------------

   Weighted average common and common
     equivalent shares outstanding                             6,715,017         3,013,033
                                                     ======================================

   Net loss per common and
     common equivalent share                              $       (0.27)  $         (0.00)
                                                     ======================================