Form 10QSB
period 1997-06-30
INTEGRATED MEDICAL RESOURCES INC
filed 1997-08-14
CIK 918591

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1997

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                    For the transition period from ___ to ___

                         Commission File Number 0-21427


                       INTEGRATED MEDICAL RESOURCES, INC.
        (Exact name of Small Business Issuer as specified in its charter)



KANSAS                                                       48-1096410
(State or other jurisdiction                                 (IRS Employer
of incorporation or organization)                            Identification No.)


11320 WEST 79TH STREET, LENEXA, KS                           66214
(Address of principal executive offices)                     (Zip code)


                    Issuer's Telephone Number: (913) 962-7201



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:
 Yes X  No


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

AS OF AUGUST 1, 1997, THERE WERE 6,715,017 OUTSTANDING SHARES OF COMMON STOCK, PAR VALUE $.001 PER SHARE.

Transitional Small Business Disclosure Format (Check one):   Yes     No  X

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

================================================================================

                      INTEGRATED MEDICAL RESOURCES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
================================================================================

                                                          JUNE 30, 1997      DECEMBER 31, 1996
                        ASSETS                             (UNAUDITED)
                                                        ------------------- --------------------
CURRENT ASSETS:
  Cash and cash equivalents                                   $ 2,881,187          $ 6,739,697
  Accounts receivable, less allowance of $ 820,388 in
    1997 and $605,315 in 1996                                   3,000,449            1,382,968
  Receivable from Centers                                       2,023,957              499,083
  Supplies                                                        222,180               99,788
  Prepaid expenses                                                266,877              260,619
                                                        ------------------- --------------------
    Total current assets                                        8,394,650            8,982,155

NON-CURRENT ASSETS:
  Property and equipment
    Office equipment and software                               1,756,590            1,624,411
    Furniture, fixtures and equipment                           4,985,734            4,295,722
    Leasehold improvements                                        135,500              125,476
                                                        ------------------- --------------------
                                                                6,877,824            6,045,609
    Accumulated depreciation                                    1,979,724            1,355,995
                                                        ------------------- --------------------
                                                                4,898,100            4,689,614

  Intangible assets                                               261,141              504,182
  Other assets                                                    378,866              335,947
                                                        ------------------- --------------------
TOTAL ASSETS                                                  $13,932,757          $14,511,898
                                                        =================== ====================

                 See accompanying notes to financial statements
================================================================================

================================================================================

                      INTEGRATED MEDICAL RESOURCES, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)
================================================================================

                                                                JUNE 30, 1997     DECEMBER 31,
            LIABILITIES AND STOCKHOLDERS' EQUITY                 (UNAUDITED)          1996
                                                               ----------------- ---------------
CURRENT LIABILITIES:
  Working capital line of credit                                 $  1,710,000     $        ---
  Accounts payable                                                  1,815,411          929,564
  Accrued payroll                                                     286,090          289,470
  Accrued advertising                                                 337,011          350,725
  Other accrued expenses                                              210,490           41,086
  Current portion of long-term debt                                   761,148          623,603
  Current portion of capital lease obligations                        291,867          320,586
                                                                ---------------- ---------------
    Total current liabilities                                       5,412,017        2,555,034

NON-CURRENT LIABILITIES:
  Deferred rent                                                       175,932          175,932
  Long-term debt, less current portion                                905,929        1,008,278
  Capital lease obligations, less current portion                     326,976          473,281
                                                                ---------------- ---------------
    Total non-current liabilities                                   1,408,837        1,657,491

STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value:
    Authorized shares - 1,696,698
    Issued and outstanding shares - none
  Common stock, $.001 par value:
    Authorized shares - 10,000,000
    Issued and outstanding shares - 6,715,017                           6,715            6,715
  Additional paid-in capital                                       17,960,029       17,960,029
  Accumulated deficit                                             (10,854,841)      (7,667,371)
                                                                ---------------- ---------------
    Total stockholders' equity                                      7,111,903       10,299,373
                                                                ---------------- ---------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $ 13,932,757     $ 14,511,898
                                                                ================ ===============

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

                                         FOR THE THREE MONTHS ENDED   FOR THE SIX MONTHS ENDED
                                                  JUNE 30                     JUNE 30
                                        --------------------------------------------------------
                                             1997          1996          1997         1996
                                        --------------------------------------------------------
NET CENTER REVENUES                       $  5,066,132   $ 2,517,866  $ 9,121,999   $ 5,151,866
  Center expenses:
    Physician salaries                         929,924       447,690    1,826,327       809,573
    Cost of services                         1,156,329       821,177    2,103,208     1,180,117
                                        --------------------------------------------------------
                                             2,086,253     1,268,867    3,929,535     1,989,690
                                        --------------------------------------------------------
         Net management revenue              2,979,879     1,248,999    5,192,464     3,162,176
                                        --------------------------------------------------------

OPERATING EXPENSES:
   Center staff salaries                       560,992       437,434    1,108,109       794,605
   Center facilities rent                      349,223       169,592      673,365       319,442
   Advertising                               1,343,944       989,611    2,706,206     1,603,611
   Depreciation and amortization               545,080       213,889    1,103,025       366,889
   Selling, general and administration       1,467,112       624,032    2,719,686     1,211,187
                                        --------------------------------------------------------
                                             4,266,351     2,434,558    8,310,391     4,295,734
                                        --------------------------------------------------------
         Operating loss                     (1,286,472)   (1,185,559)  (3,117,927)   (1,133,558)
                                        --------------------------------------------------------

OTHER INCOME (EXPENSE):
   Interest income                              39,163           ---      100,733           ---
   Interest expense                           (100,602)      (60,237)    (178,629)      (91,525)
   Other                                         1,813           ---        8,353           ---
                                        --------------------------------------------------------
                                               (59,626)      (60,237)     (69,543)      (91,525)
                                        --------------------------------------------------------
NET LOSS                                  $ (1,346,098)  $(1.245,796  $(3,187,470)  $(1,225,083)
                                        --------------------------------------------------------
   Net loss per common and
      common equivalent share             $      (0.20)  $     (0.41) $     (0.47)  $     (0.41)
                                        --------------------------------------------------------
   Weighted average common and
      common equivalent shares               6,715,017     3,014,629    6,715,017     3,014,629
                                        ========================================================

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

                                                                FOR THE SIX MONTHS ENDED
                                                                        JUNE 30
                                                        ========================================
                                                               1997                 1996
                                                        ------------------- --------------------
OPERATING ACTIVITIES
  Net loss                                                    $(3,187,470)         $(1,225,083)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
    Depreciation                                                  624,938              209,985
    Amortization                                                  478,087              156,904
    Deferred rent                                                     ---               44,460
    Pre-opening costs incurred                                   (111,935)            (446,980)
    Changes in operating assets and liabilities:
      Accounts receivable                                      (1,617,481)             107,830
      Receivable from centers                                  (1,524,874)            (356,506)
      Supplies                                                   (122,392)             (16,144)
      Prepaid expenses                                             (6,258)            (194,642)
      Accounts payable                                            885,847              285,176
      Accrued payroll                                              (3,380)                 ---
      Accrued advertising                                         (13,714)             (72,714)
      Other accrued expenses                                      169,404              (27,725)
                                                        ------------------- --------------------
        Net cash used in operating activities                  (4,429,228)          (1,535,439)
                                                        ------------------- --------------------
INVESTING ACTIVITIES
  Purchases of property and equipment                            (341,424)          (1,183,825)
  Other                                                          (166,030)             (15,525)
                                                        ------------------- --------------------
    Net cash used in investing activities                        (507,454)          (1,199,350)
                                                        ------------------- --------------------
FINANCING ACTIVITIES
  Borrowings on line of credit                                  1,710,000              400,000
  Principal payments on long-term debt                           (456,804)            (105,197)
  Principal payments on capital lease obligations                (175,024)             (10,012)
  Net proceeds from issuance of preferred stock                       ---              924,771
                                                        ------------------- --------------------
    Net cash provided by financing activities                   1,078,172            1,209,562
                                                        ------------------- --------------------
  Net decrease in cash and cash equivalents                    (3,858,510)          (1,525,227)
  Cash and cash equivalents at beginning of period              6,739,697            2,122,794
                                                        ------------------- --------------------
  Cash and cash equivalents at end of period                  $ 2,881,187          $   597,567
                                                        =================== ====================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid for interest                                      $   165,093          $   117,208

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND
  FINANCING ACTIVITIES
  Additions to property and equipment through
    issuance of long term debt                                $   492,000                 ---
                                                        ------------------- --------------------

                        See accompanying notes to financial statements
================================================================================

                      INTEGRATED MEDICAL RESOURCES, INC. AND SUBSIDIARIES
                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS

        Integrated Medical Resources, Inc. and subsidiaries (the Company) is a provider of disease management services for men suffering from sexual dysfunction. At June 30, 1997, the Company operated 33 diagnostic clinics under the name The Diagnostic Center for Men in 19 states (collectively the Centers). Each of those 33 clinics is owned directly or beneficially by an officer and stockholder of the Company and has entered into long-term management contracts and lease agreements with the Company. Pursuant to these contracts and agreements, the Company provides a wide array of business services to the Centers in exchange for management fees.

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

        Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's December 31, 1996 annual report on Form 10-KSB. The results of operations for the three and six month periods ended June 30, 1997 are not necessarily indicative of the operating results that may be expected for the year ended December 31, 1997.


NOTE 2 - CONTINGENCIES

        The Company is subject to extensive federal and state laws and regulations, many of which have not been the subject of judicial or regulatory interpretation. Management believes the Company's operations are in substantial compliance with laws and regulations. Although an adverse review or determination by any such authority could be significant to the Company, management believes the effects of any such review or determination would not be material to the Company's financial condition. See "Factors That May Affect Future Results of Operations - Medicare Reimbursement."

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
           OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

        The Company is the leading provider of disease management services for men suffering from sexual dysfunction, focusing primarily on the diagnosis and treatment of erectile dysfunction, commonly known as impotence. The Company provides comprehensive diagnostic, educational and treatment services designed to address the medical and emotional needs of its patients and their partners through the largest network of medical clinics in the United States dedicated to the diagnosis and treatment of impotence. The Company currently operates 33 Centers in 19 states.

        For the quarter ended June 30, 1997, approximately 72% of patient billings were covered by medical insurance plans subject to applicable deductible and other co-pay provisions paid by the patient. Approximately 32% of patient billings were covered by Medicare and 40% were covered by numerous other commercial insurance plans that offer coverage for impotence treatment services. Patient billings average less for Medicare patients due to restrictions on laboratory test reimbursement and standard professional fee discounts.

RESULTS OF OPERATIONS

        The following table sets forth, for the periods indicated, certain items from the consolidated statements of operations of the Company as a percentage of net Center revenues:

                                      ============================= =============================
                                           FOR THE THREE MONTHS           FOR THE SIX MONTHS
                                               ENDED JUNE 30                 ENDED JUNE 30
                                      ============================= =============================
                                          1997           1996           1997           1996
                                      -------------- -------------- -------------- --------------
Net center revenues                      100.0%         100.0%         100.0%         100.0%
Center expenses                           41.2           50.4           43.1           38.6
                                          ----           ----           ----           ----
Net management revenue                    58.8           49.6           56.9           61.4
Operating expenses:
  Center staff salaries                   11.1           17.4           12.1           15.4
  Center facilities rent                   6.9            6.7            7.4            6.2
  Advertising                             26.5           39.3           29.7           31.2
  Depreciation and amortization           10.8            8.5           12.1            7.1
  Selling, general and
  administrative                          28.9           24.8           29.8           23.5
                                          ----           ----           ----           ----
    Total operating expenses              84.2           96.7           91.1           83.4
                                          ----           ----           ----           ----
Operating loss                           (25.4)         (47.1)         (34.2)         (22.0)
Interest expense, net                     (1.2)          (2.4)          (0.7)          (1.8)
                                          -----          -----          -----          -----
  Net loss                               (26.6)         (49.5)         (34.9)         (23.8)
                                      ============== ============== ============== ==============

THREE MONTHS ENDED JUNE 30, 1997 AND 1996

        Net Center Revenues. Net Center revenues increased approximately 101% from $2,517,866 in 1996 to $5,066,132 in 1997. This growth was attributable not only to the increase in the number of Centers open during each period which grew from 18 at June 30, 1996 to 33 at June 30, 1997, but also to higher revenues in existing Centers. The increase in existing clinics resulted from more effective marketing strategies, which increased both new patient volume and recurring revenue from existing patients. Further, marketing strategies utilized in the second quarter 1997 were effective in countering the seasonal downturn the Company had experienced in the summer months (May through September) in years prior to 1997.

        Center Expenses. Center expenses represent direct operating expenses of the Centers, including physician salaries, costs for laboratory and outsourced services, diagnostic and treatment supplies, and treatment devices and medications dispensed through the Centers. Center expenses increased approximately 64% from $1,268,867 in 1996 to $2,086,253 in 1997 due to the operation of additional Centers during the 1997 period. As a percentage of net Center revenues, Center expenses decreased from 50.4% to 41.2%. This decrease results from efficiencies of scale, as the Centers are able to treat increased numbers of patients without a corresponding increase in baseline center expenses.

        Net Management Revenue. Net management revenue increased approximately 139% from $1,248,999 in 1996 to $2,979,879 in 1997. As a percentage of net
Center revenue, net management revenue increased from 49.6% to 58.8%.

        Center Staff Salaries. Center staff salaries increased approximately 28% from $437,434 in 1996 to $560,992 in 1997 due to the operation of additional Centers. As a percentage of net Center revenue, Center staff salaries decreased from 17.4% to 11.1%. The effect of the reduction in average staff size from 3 to 4 employees per clinic in 1996 to 2 to 3 employees per clinic in 1997 was offset partially by lower revenues per clinic in 1997 as patient volumes continue to grow over the initial six months of operations at newly opened centers.

        Center Facilities Rent. Center facilities rent increased approximately 106% from $169,592 in 1996 to $349,223 in 1997 due primarily to the operation of additional Centers during the period, higher rental rates in new markets, and increased rent at the Company's corporate offices. As a percentage of net Center revenue, Center facilities rent increased from 6.7% to 6.9%.

        Advertising. Advertising expense increased approximately 36% from $989,611 in 1996 to $1,343,944 in 1997 due to the increased number of Centers. As a percentage of net Center revenue, advertising expense decreased from 39.3% to 26.5% due to more effective advertising which produced higher patient volumes at a lower cost per patient seen.

        Depreciation and Amortization. Depreciation and amortization increased approximately 155% from $213,889 in 1996 to $545,080 in 1997 due to increased depreciation charges for clinical and office equipment purchased to support new Centers, increased staffing at the Company's headquarters, and increased amortization of pre-opening costs incurred with respect to the significant growth in new Centers. As a percentage of net Center revenues, depreciation and amortization increased from 8.5% to 10.8%, due primarily to the amortization of pre-opening costs for 17 new clinics opened from June 1996 to June 1997 compared to 7 new clinics opened from June 1995 to June 1996. Pre-opening costs are amortized over a 12 month period.

        Selling, General and Administrative. Selling, general and administrative expense increased approximately 135% from $624,032 in 1996 to $1,467,112 in 1997 due principally to the addition of an experienced management team and additional staff at the Company's corporate headquarters and expansion of the telephone appointment center staff to support additional Centers. As a percentage of net Center revenues, selling, general and administrative expense increased from 24.8% to 28.9%, due primarily to the increased staffing needed to support the Company's planned growth and the opening of new Centers.

        Interest Expense, Net. Interest expense increased slightly from $60,237 in 1996 to $61,439 in 1997.

        Income Taxes. No income tax provision or benefit was recorded in 1996 or 1997 as the deferred taxes otherwise provided were offset by valuation reserves on deferred tax assets.


SIX MONTHS ENDED JUNE 30, 1997 AND 1996

        Net Center Revenues. Net Center revenues increased approximately 77% from $5,151,866 in 1996 to $9,121,999 in 1997. This growth was attributable primarily to the increase in the number of Centers open during each period which grew from 18 at June 30, 1996 to 33 at June 30, 1997.

        Center Expenses. Center expenses increased approximately 98% from $1,989,690 in 1996 to $3,929,535 in 1997 due to the operation of additional Centers during the 1997 period. As a percentage of net Center revenues, Center expenses increased from 38.6% to 43.1%.

        Net Management Revenue. Net management revenue increased approximately 64% from $3,162,176 in 1996 to $5,192,464 in 1997. As a percentage of net Center revenue, net management revenue decreased from 61.4% to 56.9%.

        Center Staff Salaries. Center staff salaries increased approximately 39% from $794,605 in 1996 to $1,108,109 in 1997 due to the operation of additional Centers. As a percentage of net Center revenue, Center staff salaries decreased from 15.4% to 12.1%. The effect of the reduction in average staff size from 3 to 4 employees per clinic in 1996 to 2 to 3 employees per clinic in 1997 was partially offset by lower revenues per clinic in 1997 as patient volumes continue to grow over the initial six months of operations at newly opened centers.

        Center Facilities Rent. Center facilities rent increased approximately 111% from $319,442 in 1996 to $673,365 in 1997 due primarily to the operation of additional Centers during the period, higher rental rates in new markets and increased rent at the Company's corporate offices. As a percentage of net Center revenue, Center facilities rent increased from 6.2% to 7.4% due primarily to the fact that a large number of clinics were opened in late 1996 and early 1997.

        Advertising. Advertising expense increased approximately 69% from $1,603,611 in 1996 to $2,706,206 in 1997 due to the increased number of Centers. As a percentage of net Center revenue, advertising expense decreased from 31.2% to 29.7% due to more effective advertising which produced higher patient volumes at a lower cost per patient seen.

        Depreciation and Amortization. Depreciation and amortization increased approximately 200% from $366,889 in 1996 to $1,103,025 in 1997 due to increased depreciation charges for clinical and office equipment purchased to support new Centers, increased staffing at the Company's headquarters, and increased amortization of pre-opening costs incurred with respect to the significant growth in new Centers. As a percentage of net Center revenues, depreciation and amortization increased from 7.1% to 12.1%, due primarily to the amortization of pre-opening costs for 17 new clinics opened from June 1996 to June 1997 compared to 7 new clinics opened from June 1995 to June 1996. Pre-opening costs are amortized over a 12 month period.

        Selling, General and Administrative. Selling, general and administrative expense increased approximately 125% from $1,211,187 in 1996 to $2,719,686 in 1997 due principally to the addition of an experienced management team and additional staff at the Company's corporate headquarters and expansion of the telephone appointment center staff to support additional Centers. As a percentage of net Center revenues, selling, general and administrative expense increased from 23.5% to 29.8%, due primarily to the increased staffing needed to support the Company's planned growth and the opening of new Centers.

        Interest Expense, Net. Interest expense decreased from $91,525 in 1996 to $77,896 in 1997.

        Income Taxes. No income tax provision or benefit was recorded in 1996 or 1997 as the deferred taxes otherwise provided were offset by valuation reserves on deferred tax assets.


LIQUIDITY AND CAPITAL RESOURCES

        The Company has financed its operations and met its capital requirements with cash flows from existing Centers, proceeds from private placements of equity securities, an initial public offering of equity securities, the utilization of bank lines of credit, bank loans and capital lease obligations. In March 1996, the Company raised $1.0 million from the issuance of Series B Preferred Stock which was converted to Common Stock upon the consummation of the initial public offering. The Company raised $12.6 million in net proceeds from its initial public offering completed in November 1996. The Company has a working capital line of credit with its bank under which it may borrow up to $2.0 million through December 31, 1997, based on specified percentages of eligible accounts receivable. At June 30, 1997, the Company had $1,710,000 outstanding under this line. The interest rate applicable to the line of credit is 1% above the bank's prime lending rate (which prime lending rate was 8.5% at June 30, 1997).

        As of June 30, 1997, the Company had, for tax purposes, net operating loss carry forwards of approximately $11.9 million, which are available to offset future taxable income and expire in varying amounts through 2011, if unused.

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

        Accounts receivable, net of allowance, increased $1,617,481 from $1,382,968 at December 31, 1996 to $3,000,449 at June 30, 1997 due to increases in net Center revenues. Receivable from Centers, which relates to Medicare receivables due to the Centers, increased approximately $1.5 million, primarily due to an increase in receivables attributable to services to Medicare patients $1,448,446 at December 31, 1996 to $2,544,427 at June 30, 1997. The June 30,
1997 amount includes $1.1 million pending submission for Medicare reimbursement awaiting completion of appropriate provider registration requirements, which the Company anticipates will be completed in the third quarter 1997. In addition, $476,000 in Medicare billings were under payment suspension. See "Factors That May Affect Future Results of Operations - Medicare Reimbursement.".

        At June 30, 1997, the Company had cash and cash equivalents of $2.88 million. The Company is currently in discussions with a lender to provide a revolving line of credit up to $5.0 million, secured by accounts receivable, and up to $2.0 million in term financing secured by fixed assets. No assurance can be given that these discussions will result in a completed borrowing transaction.

Despite the Company's existing resources and those provided from additional debt, opportunities may arise for new Center openings or acquisitions that management believes would enhance the value of the Company which could require financing not currently provided for.


FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS

        Ability to Manage Growth. The Company experienced rapid growth that has resulted in new and increased responsibilities for management personnel and has placed increased demands on the Company's management, operational and financial systems and resources. To accommodate this recent growth and to compete effectively and manage future growth, the Company will be required to continue to implement and improve its operational, financial and management information systems, and to expand, train, motivate and manage its work force. There can be no assurance that the Company's personnel, systems, procedures and controls will be adequate to support the Company's operations. Any failure to implement and improve the Company's operational, financial and management systems or to expand, train, motivate or manage employees could have a material adverse effect on the Company's financial condition and results of operations.

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

        Seasonality and Fluctuations in Quarterly Results. The Company's historical quarterly revenues and financial results prior to 1997 demonstrated a seasonal pattern in which the first and fourth quarters were typically stronger than the second and third quarters. The summer months of May through August showed seasonal decreases in patient volume and billings. Through June 30, 1997, this seasonal downturn was not indicated in patient volumes. The Company cannot predict that this seasonality will not be demonstrated in the future and there can be no assurance that such seasonal fluctuations will not produce decreased revenues and poorer financial results. The failure to open new Centers on anticipated schedules, the opening of multiple Centers in the same quarter or the timing of acquisitions may also have the effect of increasing the volatility of quarterly results. Any of these factors could have a material adverse impact on the Company's stock price.

        Dependence on Reimbursement bv Third Party Payors. For the quarter ended June 30, 1997, approximately 72% of patient billings were covered by medical insurance plans subject to applicable deductibles and other co-pay provisions paid by the patient. Approximately 32% of patient billings were covered by Medicare and 40% were covered by numerous other commercial insurance plans that offer coverage for impotence treatment services. The health care industry is undergoing cost containment pressures as both government and non-government third party payors seek to impose lower reimbursement and utilization rates and to negotiate reduced payment schedules with providers. This trend may result in a reduction from historical levels of per-patient revenue for such health care providers. Further reductions in third party payments to physicians or other changes in reimbursement for health care services could have a direct or indirect material adverse effect on the Company's financial condition and results of operations. In addition, as managed Medicare arrangements continue to become more prevalent, there can be no assurance that the Centers will qualify as a provider for relevant arrangements, or that participation in such arrangements would be profitable. Any loss of business due to the increased penetration of managed Medicare arrangements could have a material adverse effect on the Company's financial condition and results of operations.

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

        Medicare Reimbursement. Historically, the percent of DCM patients for which reimbursement is sought from Medicare has averaged approximately 30% system-wide, although such average ranges from approximately 25% to 45% among individual Centers. Medicare reimbursements for professional services are processed by numerous carriers ("Service Carriers") and reimbursements for durable medical equipment are handled by four regional carriers ("DMERCs"). These Service Carriers and DMERCs routinely review the billing practices and procedures of health care providers and during such reviews these Carriers often temporarily suspend all reimbursement payments to the providers whether or not related to the billing issue being reviewed.

        Currently, there are two DMERCs and four Service Carriers that have notified a DCM that a review is being conducted and that Medicare claims are being held in suspense pending such review. The Company has also learned that the Federal Bureau of Investigation is reviewing certain aspects of its Medicare billing practices. System-wide, the total amount of billings under suspension and included in Receivables from Centers as of June 30, 1997 was approximately $476,000.

        The Company is fully cooperating in these reviews and believes that its billing practices and procedures are proper. One earlier review by another DMERC has been concluded and the amounts suspended are being released to the Company. However, in the event the other carriers were to disallow the reimbursement requests  under  review,  some or all of the  suspended  payments  would  not be collected. In addition, depending upon the particular facts and circumstances involved in the review, the carriers could seek repayment of prior reimbursements and deny reimbursement for such claims in the future. Under certain circumstances, the submission of improper Medicare reimbursement claims can result in civil and criminal penalties and disqualification from seeking any reimbursement from Medicare in the future.

        The Company is conducting an internal review of the matters that have been raised by the carriers and believes that these pending reviews and inquiries will be concluded without any material adverse effect on the Company.

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

        Dependence on Rigiscans; Potential Impact of Innovations. Rigiscan patient monitoring devices accounted for approximately 27% of the Centers' revenues for the quarter ended June 30, 1997. As a consequence, any material adverse development with respect to the Rigiscan devices, limitation in the availability of such devices or material increase in the costs of such devices could have a material adverse effect on the financial condition and results of operations of the Company. In addition, innovations in diagnostic tools and therapies for male sexual dysfunction or changes in reimbursement practices by third party payors for such diagnostic tools and therapies could have a material adverse effect on the financial condition and results of operations of the Company.

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

                           PART II. OTHER INFORMATION


ITEM 1:        LEGAL PROCEEDINGS

               Not Applicable

ITEM 2:        CHANGES IN SECURITIES

               Not Applicable

ITEM 3:        DEFAULTS UPON SENIOR SECURITIES

               Not Applicable

ITEM 4:        SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

               The annual  meeting of  shareholders  was  held on  May 30, 1997.
               At that meeting, the shareholders elected Alan D. Frazier and John K. Tillotson, M.D. as Class I Directors to serve on the Board of Directors of the Company, in each case for a term of three years ending in the year 2000. The Board placed in nomination Alan D. Frazier and John K. Tillotson, M.D. No other nominations for Director were presented at the meeting. Mr. Frazier received 5,825,124 votes in favor of his election, and votes withheld were 28,400. Dr. Tillotson received 5,826,124 votes in favor of his election, and votes withheld were 27,400. There were no broker non-votes for either director.

               The shareholders ratified the appointment of Ernst & Young LLP as the Company's independent auditors for the 1997 fiscal year. There were 5,826,374 shares voted in favor of, 26,000 shares voted against, and 1,150 shares abstained from voting on the resolution. There were no broker non-votes.

               The shareholders also approved a proposal to amend the 1995 Stock Option Plan of the Company (the "Plan") to increase the number of shares of Common Stock, par value $.001 per share, available for options under the Plan by 460,000 shares. There were 4,150,348 shares voted in favor of, 383,450 shares voted against, 1,294,126 broker non-votes, and 25,600 shares abstained from voting on the resolution.

               Finally, the shareholders approved a proposal to amend the Non-Employee Director Stock Option Plan of the Company (the "Director Plan") to increase the number of shares of Common Stock, par value $.001 per share, available for options under the Plan by 40,000 shares. There were 4,337,248 shares voted in favor of, 198,550 shares voted against, 1,292,426 broker non-votes and 25,300 shares abstained from voting on the resolution.

ITEM 5:        OTHER INFORMATION

               Not Applicable

ITEM 6:        EXHIBITS AND REPORTS ON FORM 8-K

     (a)       EXHIBITS REQUIRED TO BE FILED BY ITEM 601 OF REGULATION S-B

                  *   10(a)  1995 Stock Option Plan, as amended
                  **  10(b)  Non-Employee Director Stock Option Plan, as amended
                      11     Statement re: computation of per share earnings
                      27     Financial Data Schedule

                  * Incorporated by reference to Appendix A to the Company's Definitive Proxy Statement for the annual meeting held on May 30, 1997, File No. 0-21427, filed with the Securities and Exchange Commission on April 28, 1997.

                  ** Incorporated by reference to Appendix B to the Company's Definitive Proxy Statement for the annual meeting held on May 30, 1997, File No. 0-21427, filed with the Securities and Exchange Commission on April 28, 1997.



     (b)       REPORTS ON FORM 8-K

                      None

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      INTEGRATED MEDICAL RESOURCES, INC.

Date: August 14, 1997                 By: /s/ Beverly O. Elving
                                          ---------------------
                                      Beverly O. Elving
                                      Chief Financial Officer and Vice
                                      President, Finance and Administration
                                      Authorized Officer and Principal Financial
                                        and Accounting Officer)

                                          EXHIBIT 11

                        INTEGRATED MEDICAL RESOURCE'S INC. AND CENTERS

                       NET LOSS per COMMON AND COMMON EQUIVALENT SHARE

                                                 For the three months ended June 30   For the six months ended June 30
                                                        1997              1996             1997              1996
                                                 ----------------------------------   --------------------------------
Net Loss per Common and
  Common Equivalent Share

   Net loss                                         $(1,346,098)    $(1,245,796)        $(3,187,470)    $(1,225,083)
                                                 ==================================   ================================

   Weighted average common shares
     outstanding                                      6,715,017       2,906,215           6,715,017       2,906,215
   Shares of common stock issuable upon
     exercise of options  issued with an
     exercise price below the initial public
     offering price (determined using the
     "treasury stock method")                                 0         108,414                   0         108,414
                                                 ----------------------------------   --------------------------------

   Weighted average common and common
     equivalent shares outstanding                    6,715,017       3,014,629           6,715,017       3,014,629
                                                 ==================================   ================================

   Net loss per common and
     common equivalent share                        $     (0.20)   $      (0.41)        $    (0.47)   $      (0.41)
                                                 ==================================   ================================