Form 10QSB
period 1997-09-30
INTEGRATED MEDICAL RESOURCES INC
filed 1997-11-14
CIK 918591

U. S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF

                   THE SECURITIES EXCHANGE ACT OF 1934 For the
                    quarterly period ended September 30, 1997

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

AS OF OCTOBER 31, 1997, THERE WERE 6,717,517 OUTSTANDING SHARES OF COMMON STOCK, PAR VALUE $.001 PER SHARE.

Transitional Small Business Disclosure Format (Check one):   Yes     No  X

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

================================================================================

                      INTEGRATED MEDICAL RESOURCES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
================================================================================


                                                        SEPTEMBER 30, 1997         DECEMBER 31,
                        ASSETS                             (UNAUDITED)                1996

                                                        ------------------- ---------------------
CURRENT ASSETS:
  Cash and cash equivalents                                $      758,167        $    6,739,697
  Accounts receivable, less allowance of $ 906,587 in
    1997 and $605,315 in 1996                                   4,267,954             1,382,968
  Receivable from Centers                                       2,208,455               499,083
  Supplies                                                        191,831                99,788
  Prepaid expenses                                                242,231               260,619
                                                        ------------------- ---------------------
    Total current assets                                        7,668,638             8,982,155

NON-CURRENT ASSETS:
  Property and equipment
    Office equipment and software                               1,802,157             1,624,411
    Furniture, fixtures and equipment                           5,153,713             4,295,722
    Leasehold improvements                                        150,668               125,476
                                                        ------------------- ---------------------
                                                                7,106,538             6,045,609
    Accumulated depreciation                                    2,264,408             1,355,995
                                                        ------------------- ---------------------
                                                                4,842,130             4,689,614

  Intangible assets                                               159,373               504,182
  Other assets                                                    404,754               335,947
                                                        ------------------- ---------------------
TOTAL ASSETS                                               $   13,074,895        $   14,511,898
                                                        =================== =====================

                 See accompanying notes to financial statements
================================================================================

================================================================================

                      INTEGRATED MEDICAL RESOURCES, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)
================================================================================


                                                              SEPTEMBER 30,        DECEMBER 31,
           LIABILITIES AND STOCKHOLDERS' EQUITY                   1997               1996
                                                               (UNAUDITED)
                                                             ----------------- ------------------
CURRENT LIABILITIES:
  Working capital line of credit                              $    1,983,304     $          ---
  Accounts payable                                                   976,783            929,564
  Accrued payroll                                                    308,431            289,470
  Accrued advertising                                                352,398            350,725
  Other accrued expenses                                             337,284             41,086
  Current portion of long-term debt                                1,192,754            623,603
  Current portion of capital lease obligations                       373,672            320,586
                                                             ----------------- ------------------
    Total current liabilities                                      5,524,626          2,555,034

NON-CURRENT LIABILITIES:
  Deferred rent                                                      175,932            175,932
  Long-term debt, less current portion                               840,494          1,008,278
  Capital lease obligations, less current portion                    321,413            473,281
                                                             ----------------- ------------------
    Total non-current liabilities                                  1,337,839          1,657,491

STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value:
    Authorized shares - 1,696,698
    Issued and outstanding shares - none                                 ---                ---
  Common stock, $.001 par value:
    Authorized shares - 10,000,000
    Issued and outstanding shares - 6,717,517                          6,717              6,715
  Additional paid-in capital                                      17,960,029         17,960,029
  Accumulated deficit                                            (11,742,969)        (7,667,371)
  Treasury stock                                                     (11,347)               ---
                                                             ----------------- ------------------
      Total stockholders' equity                                   6,212,430         10,299,373
                                                             ----------------- ------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $   13,074,895     $   14,511,898
                                                             ================= ==================

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


                                        FOR THE THREE MONTHS ENDED   FOR THE NINE MONTHS ENDED

                                               SEPTEMBER 30                SEPTEMBER 30
                                        ---------------------------------------------------------
                                            1997          1996          1997          1996
                                        ---------------------------------------------------------
 NET CENTER REVENUES:                    $ 6,230,921  $ 2,910,537    $15,352,920  $ 8,062,403
 Center expenses:
    Physician salaries                       909,859      637,927      2,736,186    1,447,500
    Cost of services                       1,570,801      634,044      3,674,009    1,813,383
                                        ---------------------------------------------------------
                                           2,480,660    1,271,971      6,410,195    3,260,883
                                        ---------------------------------------------------------
    Net management revenue                 3,750,261    1,638,566      8,942,725    4,801,520
                                        ---------------------------------------------------------

 OPERATING EXPENSES:
  Center staff salaries                      641,460      505,554      1,749,569    1,300,159
  Center facilities rent                     341,922      205,658      1,015,287      525,100
  Advertising                              1,432,182    1,053,657      4,138,388    2,657,268
  Depreciation and amortization              514,790      329,058      1,617,815      695,947
  Selling, general and administrative      1,597,121    1,156,398      4,316,807    2,367,585
                                        ---------------------------------------------------------
                                           4,527,475    3,250,325     12,837,866    7,546,059
                                        ---------------------------------------------------------
      Operating loss                        (777,214)  (1,611,759)    (3,895,141)  (2,744,539)
                                        ---------------------------------------------------------

 OTHER INCOME (EXPENSE):
  Interest income                             14,754       25,573        115,487       25,573
  Interest expense                          (106,410)    (118,569)      (285,039)    (210,094)
  Other                                      (19,258)         ---        (10,905)         ---
                                        ---------------------------------------------------------
                                            (110,914)     (92,996)      (180,457)    (184,521)
                                        ---------------------------------------------------------
 NET LOSS                               $   (888,128) $(1,704,755)  $ (4,075,598) $(2,929,060)
                                        ---------------------------------------------------------
  Net loss per common and
    common equivalent share             $      (0.13) $     (0.56)  $      (0.61) $     (0.97)
                                        ---------------------------------------------------------
  Weighted average common and
    common equivalent shares               6,717,517    3,019,981      6,717,517    3,019,981
                                        =========================================================

                 See accompanying notes to financial statements
 ===============================================================================

================================================================================

                      INTEGRATED MEDICAL RESOURCES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
================================================================================


                                                               FOR THE NINE MONTHS ENDED
                                                                      SEPTEMBER 30
                                                        -----------------------------------------
                                                                1997                1996
                                                        -------------------- --------------------
OPERATING ACTIVITIES
  Net loss                                               $ (4,075,598)        $ (2,929,060)
  Adjustments to reconcile net loss to net cash used
  in operating activities:
    Depreciation                                              924,098              406,883
    Amortization                                              693,717              289,064
    Deferred rent                                                 ---               59,460
    Pre-opening costs incurred                               (116,090)            (544,344)
    Changes in operating assets and liabilities:
      Accounts receivable                                  (2,884,986)            (654,086)
      Receivable from centers                              (1,709,372)             122,149
      Payable to centers                                          ---              354,799
      Supplies                                                (92,043)              (2,624)
      Prepaid expenses                                         18,388             (616,511)
      Accounts payable                                         47,219              515,162
      Accrued payroll                                          18,961              (12,324)
      Accrued advertising                                       1,673              271,464
      Other accrued expenses                                  296,198              (12,961)
                                                        -------------------- --------------------
        Net cash used in operating activities              (6,877,835)          (2,752,929)
                                                        -------------------- --------------------
INVESTING ACTIVITIES
  Purchases of property and equipment                        (584,614)          (3,062,686)
  Other                                                      (301,625)            (249,483)
                                                        -------------------- --------------------
    Net cash used in investing activities                    (886,239)          (3,312,169)
                                                        -------------------- --------------------
FINANCING ACTIVITIES
  Borrowings on line of credit                              1,983,304            1,100,000
  Proceeds from issuance of notes payable and                 490,000            2,438,950
  long-term debt
  Principal payments on long-term debt                       (580,633)            (126,945)
  Debt issuance costs incurred                                    ---              (22,941)
  Net principal payments on capital lease obligations         (98,782)            (193,652)
  Net proceeds from issuance of preferred stock                   ---              924,771
  Purchase of common stock                                    (11,347)                 ---
  Net proceeds from issuance of common stock                        2               30,249
                                                        -------------------- --------------------
    Net cash provided by financing activities               1,782,544            4,150,432
                                                        -------------------- --------------------
  Net decrease in cash and cash equivalents                (5,981,530)          (1,914,666)
  Cash and cash equivalents at beginning of period          6,739,697            2,122,794
                                                        -------------------- --------------------
  Cash and cash equivalents at end of period             $    758,167         $    208,128
                                                        ==================== ====================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid for interest                                 $    202,108         $    204,183

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND
  FINANCING ACTIVITIES
  Additions to property and equipment through
    issuance of long term debt                           $    492,000         $        ---
                                                        ==================== ====================

                 See accompanying notes to financial statements
================================================================================


               INTEGRATED MEDICAL RESOURCES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS

        Integrated Medical Resources, Inc. and subsidiaries (the Company) is a provider of management services to clinics providing disease management services for men suffering from sexual dysfunction. At September 30, 1997, the Company managed 33 diagnostic clinics operated under the name The Diagnostic Center for Men in 19 states (collectively the Centers). Each of those 33 clinics has entered into long-term management contracts and lease agreements with the Company. Pursuant to these contracts and agreements, the Company provides a wide array of business services to the Centers in exchange for management fees.

BASIS OF PRESENTATION

        The accompanying unaudited consolidated financial statements have been prepared by the Company, in accordance with generally accepted accounting principles for interim financial information, and with the instructions to Form 10-QSB. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

        Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's December 31, 1996 annual report on Form 10-KSB. The results of operations for the three and nine month periods ended September 30, 1997 are not necessarily indicative of the operating results that may be expected for the year ended December 31, 1997.

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

        The Company's managed Centers are the leading provider of disease management services for men suffering from sexual dysfunction, focusing primarily on the diagnosis and treatment of erectile dysfunction, commonly known as impotence. The Centers provide comprehensive diagnostic, educational and treatment services designed to address the medical and emotional needs of its patients and their partners through the largest network of medical clinics in the United States dedicated to the diagnosis and treatment of impotence. The Company currently manages 33 Centers in 19 states.

        For the quarter ended September 30, 1997, approximately 75% of patient billings were covered by medical insurance plans subject to applicable deductible and other co-pay provisions paid by the patient. Approximately 36% of patient billings were covered by Medicare and 39% were covered by numerous other commercial insurance plans that offer coverage for impotence treatment services. Patient billings average less for Medicare patients due to restrictions on laboratory test reimbursement and standard professional fee discounts.

RESULTS OF OPERATIONS

        The following table sets forth, for the periods indicated, certain items from the consolidated statements of operations of the Company as a percentage of net Center revenues:



                                          FOR THE THREE MONTHS          FOR THE NINE MONTHS
                                           ENDED SEPTEMBER 30            ENDED SEPTEMBER 30
                                      ============================= =============================
                                          1997           1996           1997           1996
                                      ============== ============== ============== ==============
Net center revenues                       100.0%         100.0%         100.0%         100.0%
Center expenses                            39.8           43.7           41.8           40.4
                                           ----           ----           ----           ----
Net management revenue                     60.2           56.3           58.2           59.6
Operating expenses:

  Center staff salaries                    10.3           17.4           11.3           16.1
  Center facilities rent                    5.5            7.1            6.6            6.5
  Advertising                              23.0           36.2           27.0           33.0
  Depreciation and amortization             8.3           11.3           10.5            8.6
  Selling, general and                     25.6           39.7           28.1           29.4
  administrative                           ----          -----           ----           ----
    Total operating expenses               72.7          111.7           83.5           93.6
                                           ----          -----           ----           ----
Operating loss                            (12.5)         (55.4)         (25.3)         (34.0)
Interest expense, net                      (1.8)          (3.2)          (1.2)          (2.3)
                                           -----          -----          -----          -----
  Net loss                                (14.3)         (58.6)         (26.5)         (36.3)
                                           =====          =====          =====          =====

THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

        Net Center Revenues. Net Center revenues increased approximately 114% from $2,910,537 in 1996 to $6,230,921 in 1997. This growth was attributable not only to the revenue growth in the number of Centers open during each period, which grew from 28 at September 30, 1996, to 33 at September 30, 1997, but also to higher revenues in existing Centers, many of which were newly opened in 1996. The revenue growth in existing clinics resulted from more effective marketing strategies, which increased both new patient volume and recurring revenue from existing patients. Further, marketing strategies utilized in the third quarter 1997 were effective in countering the seasonal downturn experienced in the summer months (May through September) in years prior to 1997.

        Center Expenses. Center expenses represent direct operating expenses of the Centers, including physician salaries, costs for laboratory and outsourced services, diagnostic and treatment supplies, and treatment devices and medications dispensed through the Centers. Center expenses increased approximately 95% from $1,271,971 in 1996 to $2,480,660 in 1997 due to the operation of additional Centers during the 1997 period and also to higher patient volumes in existing centers. As a percentage of net Center revenues, Center expenses decreased from 43.7% to 39.8%. This decrease results from efficiencies of scale, as the Centers are able to treat increased numbers of patients without a corresponding increase in baseline center expenses.

        Net Management Revenue. Net management revenue increased approximately 129% from $1,638,566 in 1996 to $3,750,261 in 1997. As a percentage of net
Center revenue, net management revenue increased from 56.3% to 60.2%. This increase resulted from the increase in net Center revenues and Center expenses discussed above.

        Center Staff Salaries. Center staff salaries increased approximately 27% from $505,554 in 1996 to $641,460 in 1997 due to the operation of additional Centers. As a percentage of net Center revenue, Center staff salaries decreased from 17.4% to 10.3%. The effect of the reduction in average staff size from 3 to 4 employees per clinic in 1996 to 2 to 3 employees per clinic in 1997 was offset partially by lower revenues per clinic in 1997 as patient volumes continue to grow over the initial six months of operations at newly opened centers.

        Center Facilities Rent. Center facilities rent increased approximately 66% from $205,658 in 1996 to $341,922 in 1997 due primarily to the operation of additional Centers during the period and higher rental rates in new markets. As a percentage of net Center revenue, Center facilities rent decreased from 7.1% to 5.5%.

        Advertising. Advertising expense increased approximately 36% from $1,053,657 in 1996 to $1,432,182 in 1997 due to the increased number of Centers. As a percentage of net Center revenue, advertising expense decreased from 36.2% to 23.0% due to more effective advertising which produced higher patient volumes at a lower cost per patient seen.

        Depreciation and Amortization. Depreciation and amortization increased approximately 56% from $329,058 in 1996 to $514,790 in 1997 due to increased depreciation charges for clinical and office equipment purchased to support new Centers and increased staffing at the Company's headquarters, and increased amortization of pre-opening costs incurred with respect to the significant growth in new Centers during the past year. As a percentage of net Center revenues, depreciation and amortization decreased from 11.3% to 8.3%.

        Selling, General and Administrative. Selling, general and administrative expense increased approximately 38% from $1,156,398 in 1996 to $1,597,121 in 1997 due principally to the addition of additional experienced management personnel and staff at the Company's corporate headquarters and expansion of the telephone appointment center staff to support additional Centers. As a percentage of net Center revenues, selling, general and administrative expense decreased from 39.7% to 25.6%.

        Interest Expense, Net. Interest expense increased slightly from $92,996 in 1996 to $110,914 in 1997.

        Income Taxes. No income tax provision or benefit was recorded in 1996 or 1997 as the deferred taxes otherwise provided were offset by valuation reserves on deferred tax assets.

NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

        Net Center Revenues. Net Center revenues increased approximately 90% from $8,062,403 in 1996 to $15,352,920 in 1997. This growth was attributable primarily to the increase in the number of Centers open during each period which grew from 28 at September 30, 1996 to 33 at September 30, 1997 and also to higher revenues in existing centers.

        Center Expenses. Center expenses increased approximately 97% from $3,260,883 in 1996 to $6,410,195 in 1997 due to the operation of additional Centers during the 1997 period. As a percentage of net Center revenues, Center expenses increased from 40.4% to 41.8%.

        Net Management Revenue. Net management revenue increased approximately 86% from $4,801,520 in 1996 to $8,942,725 in 1997. As a percentage of net Center revenue, net management revenue decreased from 59.6% to 58.2%.

        Center Staff Salaries. Center staff salaries increased approximately 35% from $1,300,159 in 1996 to $1,749,569 in 1997 due to the operation of additional Centers. As a percentage of net Center revenue, Center staff salaries decreased from 16.1% to 11.3%. The effect of the reduction in average staff size from 3 to 4 employees per clinic in 1996 to 2 to 3 employees per clinic in 1997 was partially offset by lower revenues per clinic in 1997 as patient volumes continue to grow over the initial six months of operations at Centers opened in late 1996 and early 1997.

        Center Facilities Rent. Center facilities rent increased approximately 93% from $525,100 in 1996 to $1,015,287 in 1997 due primarily to the operation of additional Centers during the period and higher rental rates in new markets. As a percentage of net Center revenue, Center facilities rent increased slightly from 6.5% to 6.6% due primarily to the fact that a large number of clinics were opened in late 1996 and early 1997.

        Advertising. Advertising expense increased approximately 56% from $2,657,268 in 1996 to $4,138,388 in 1997 due to the increased number of Centers. As a percentage of net Center revenue, advertising expense decreased from 33.0% to 27.0% due to more effective advertising which produced higher patient volumes at a lower cost per patient seen.

        Depreciation and Amortization. Depreciation and amortization increased approximately 132% from $695,947 in 1996 to $1,617,815 in 1997 due to increased depreciation charges for clinical and office equipment purchased to support new Centers and increased staffing at the Company's headquarters, and increased amortization of pre-opening costs incurred with respect to the significant growth in new Centers during the past year. As a percentage of net Center revenues, depreciation and amortization increased from 8.6% to 10.5% due to the significant amount of amortization of pre-opening costs in 1997 related to Centers opened in 1996.

        Selling, General and Administrative. Selling, general and administrative expense increased approximately 82% from $2,367,585 in 1996 to $4,316,807 in 1997 due principally to the addition of additional experienced management personnel and staff at the Company's corporate headquarters and expansion of the telephone appointment center staff to support additional Centers. As a percentage of net Center revenues, selling, general and administrative expense decreased from 29.4% to 28.1%.

        Interest Expense, Net. Interest expense decreased slightly from $184,521 in 1996 to $180,457 in 1997.

        Income Taxes. No income tax provision or benefit was recorded in 1996 or 1997 as the deferred taxes otherwise provided were offset by valuation reserves on deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

        The Company has financed its operations and met its capital requirements with cash flows from services provided to existing Centers, proceeds from private placements of equity securities, an initial public offering of equity securities, the utilization of bank lines of credit, bank loans and capital lease obligations. In March 1996, the Company raised $1.0 million from the issuance of Series B Preferred Stock which was converted to Common Stock upon the consummation of the initial public offering. The Company raised $12.6 million in net proceeds from its initial public offering completed in November 1996. The Company has a working capital line of credit with its bank under which it may borrow up to $2.0 million through December 31, 1997, based on specified percentages of eligible accounts receivable. At September 30, 1997, the Company had $1,983,304 outstanding under this line. The interest rate applicable to the line of credit is 1% above the bank's prime lending rate (which prime lending rate was 8.5% at September 30, 1997). On September 30, 1997 the Company executed a $500,000 promissory note due December 31, 1997. The note bears interest at 9.5% and is secured by accounts receivable and fixed assets.

        At September 30, 1997, the Company had cash and cash equivalents of $758,167. On October 23, 1997, the Company secured a revolving line of credit providing for borrowings of up to $5.0 million, secured by accounts receivable, and a $500,000 term loan secured by property and equipment. Proceeds from the revolving line of credit were used to retire $1,983,304 outstanding under the Company's existing $2.0 million line of credit as well as the $500,000 note dated September 30, 1997.

        As of September 30, 1997, the Company had, for tax purposes, net operating loss carry forwards of approximately $12.7 million, which are available to offset future taxable income and expire in varying amounts through 2011, if unused.

        Due to the growth in the number of new Center openings in the past two years, the Company has experienced increased and varied operating cash flow deficits from 1994 through 1997. This resulted primarily from differences in working capital levels (particularly, accounts receivable) required to accommodate the increased services to Centers and variances in operating results. The variances were principally attributable to the fact that revenues at new Centers and, accordingly, net management revenues have generally increased with patient volumes over the first six months of operations while operating expenses have remained relatively fixed from the first month of operation. In addition, the Company had increased corporate staff, expanded the national call center and increased advertising costs to support new Center openings, thereby significantly increasing administrative expenses in advance of expected revenues.

        Accounts receivable, net of allowance, increased $2,884,986 from $1,382,968 at December 31, 1996 to $4,267,954 at September 30, 1997 due to
increases in net Center revenues. Receivable from Centers, which relates to Medicare receivables due to the Centers, increased $1,709,372, primarily due to an increase in receivables attributable to services to Medicare patients from $499,083 at December 31, 1996 to $2,208,455 at September 30, 1997. The September 30, 1997 amount includes $1.9 million pending submission for Medicare reimbursement awaiting completion of appropriate provider registration requirements, which the Company anticipates will be completed by the first quarter 1998. In addition, $668,000 in Medicare billings were under payment suspension, see "Factors That May Affect Future Results of Operations - Medicare Reimbursement.".

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

        Seasonality and Fluctuations in Quarterly Results. The Company's historical quarterly revenues and financial results prior to 1997 demonstrated a seasonal pattern in which the first and fourth quarters were typically stronger than the second and third quarters. The summer months of May through August showed seasonal decreases in patient volume and billings. Through September 30, 1997, this seasonal downturn was not indicated in patient volumes. The Company cannot predict that this seasonality will not be demonstrated in the future and there can be no assurance that such seasonal fluctuations will not produce decreased revenues and poorer financial results. The failure to open new Centers on anticipated schedules, the opening of multiple Centers in the same quarter or the timing of acquisitions may also have the effect of increasing the volatility of quarterly results. Any of these factors could have a material adverse impact on the Company's stock price.

        Dependence on Reimbursement bv Third Party Payors. For the quarter ended September 30, 1997, approximately 75% of patient billings were covered by medical insurance plans subject to applicable deductibles and other co-pay provisions paid by the patient. Approximately 36% of patient billings were covered by Medicare and 39% were covered by numerous other commercial insurance plans that offer coverage for impotence treatment services. The health care industry is undergoing cost containment pressures as both government and non-government third party payors seek to impose lower reimbursement and utilization rates and to negotiate reduced payment schedules with providers. This trend may result in a reduction from historical levels of per-patient revenue for such health care providers. Further reductions in third party payments to physicians or other changes in reimbursement for health care services could have a direct or indirect material adverse effect on the Company's financial condition and results of operations. In addition, as managed Medicare arrangements continue to become more prevalent, there can be no assurance that the Centers will qualify as a provider for relevant arrangements, or that participation in such arrangements would be profitable. Any loss of business due to the increased penetration of managed Medicare arrangements could have a material adverse effect on the Company's financial condition and results of operations.

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

        Medicare Reimbursement. Historically, the percent of DCM patients for which reimbursement is sought from Medicare has averaged approximately 30% system-wide, although such average ranges from approximately 23% to 56% among individual Centers. Medicare reimbursements for professional services are processed by numerous carriers ("Service Carriers") and reimbursements for durable medical equipment are handled by four regional carriers ("DMERCs"). These Service Carriers and DMERCs routinely review the billing practices and procedures of health care providers and during such reviews these Carriers often temporarily suspend all reimbursement payments to the providers whether or not related to the billing issue being reviewed.

        Currently, there are two DMERCs and three Service Carriers that have notified a DCM that a review is being conducted and that Medicare claims are being held in suspense pending such review. The Company also learned in the second quarter 1997 that the Federal Bureau of Investigation is reviewing certain aspects of its Medicare billing practices. System-wide, the total amount of billings under suspension and included in Receivables from Centers as of September 30, 1997 was approximately $668,000.

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

        Dependence on Rigiscans; Potential Impact of Innovations. Rigiscan patient monitoring devices accounted for approximately 26% of the Centers' revenues for the quarter ended September 30, 1997. As a consequence, any material adverse development with respect to the Rigiscan devices, limitation in the availability of such devices or material increase in the costs of such devices could have a material adverse effect on the financial condition and results of operations of the Company. In addition, innovations in diagnostic tools and therapies for male sexual dysfunction or changes in reimbursement practices by third party payors for such diagnostic tools and therapies could have a material adverse effect on the financial condition and results of operations of the Company.

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

ITEM 5:        OTHER INFORMATION

               Not Applicable

ITEM 6:        EXHIBITS AND REPORTS ON FORM 8-K

     (a)       EXHIBITS REQUIRED TO BE FILED BY ITEM 601 OF REGULATION S-B

                  3(b)(ii)   Bylaws

                  4(c)(i) Security Agreement dated September 30, 1997, by and between the Company and P&C Investments

                  4(c)(ii) Promissory Note dated September 30, 1997, in favor of P&C Investments

                  4(d) Revolving Loan and Security Agreement dated October 23, 1997 by and between the Company and DVI Business Credit Corporation

                  4(e)       Loan and Security Agreement dated  October 23, 1997
                             by  and  between  the Company  and  DVI   Financial
                             Services, Inc.

                  10(f)(i) Amendment to Services Agreement dated July 1, 1997 by and between Strategem, Inc. and the Company

                  10(f)(ii)  Termination of Services  Agreement  dated September
                             30, 1997 by and between Strategem, Inc. and the Company

                  10(f)(iii) Amendment to the Rigiscan  Purchase Agreement dated
                             October 15, 1997 by and between Imagyn Medical Technologies, Inc. (formerly known as UROHEALTH Systems, Inc.) and the Company

                  11         Statement re: computation of Per Share Earnings
                  27         Financial Data Schedule

     (b)       REPORTS ON FORM 8-K

                      None

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     INTEGRATED MEDICAL RESOURCES, INC.

Date: November 14, 1997              By: /s/ Beverly O. Elving
                                     -------------------------
                                     Beverly O. Elving
                                     Chief Financial Officer and Vice President,
                                     Finance and Administration
                                     (Authorized Officer and Principal Financial
                                     and Accounting Officer)

                                  EXHIBIT 3(b)(ii)

                           AMENDED AND RESTATED BYLAWS

                                       OF
                       INTEGRATED MEDICAL RESOURCES, INC.

                                    ARTICLE I

                                     Offices

     The principal office of the Corporation in the State of Kansas shall be located at 8326 Melrose Drive, Lenexa, Kansas 66214. The Corporation may have such other offices, either within or without the State of Kansas, as the business of the Corporation may require from time to time.

     The registered office of the Corporation, as required by the Kansas General Corporation Code to be maintained in the State of Kansas, may be, but need not be, identical with the principal office and may be changed from time to time by the Board of Directors.

                                   ARTICLE II

                                  Stockholders

     Section 1. Annual Meeting. The Annual Meeting of the Stockholders for the election of Directors, and for such other business as may be stated in the notice of the meeting shall be held at such place, either within or without the State of Kansas, and at such time and date as the Board of Directors, by resolution shall determine and set forth in the notice of the meeting. If the Board of Directors fails to so determine the time, date and place of meeting, the Annual Meeting of Stockholders shall be held at the Corporation's principal office on the third Friday of May in each year, or if that day is a legal holiday in the place where the meeting is to be held, then on the next succeeding business day.

     Section 2. Special Meeting. Special Meetings of the Stockholders may be called by the Chief Executive Officer, the President, the Board of Directors or the holders of not less than one-fourth (1/4) of all of the outstanding shares of the Corporation entitled to vote at such meeting.

     Section 3. Place of Meeting. Meetings of the Stockholders shall be held at such time and place, either within or without the State of Kansas, as shall be designated from time to time by the Board of Directors and stated in the notice of the meeting or in a duly executed waiver of notice thereof. If no designation is made, or if a Special Meeting should otherwise be called, the place of the meeting shall be at the principal office of the Corporation.

     Section 4. Notice of Meetings. Written or printed notice of each meeting of the Stockholders, stating the place, day and hour of the meeting and, in the case of a Special Meeting, the purpose or purposes for which the meeting is called, shall be delivered or given not less than ten (10) nor more than sixty
(60) days before the date of the meeting, either personally or by mail, to each of the Stockholders of record entitled to vote at such meeting. If mailed, such notice shall be deemed to be delivered when deposited in the United States mail, postage prepaid, directed to the Stockholder at his address as it appears on the records of the Corporation. Except as otherwise provided by statute, notice of any adjourned meeting of the Stockholders shall not be required.

     Section 5. Quorum. Except as otherwise provided by law or by the Articles of Incorporation, a majority of the outstanding shares of the Corporation entitled to vote at any meeting, represented in person or by proxy, shall constitute a quorum at any meeting of the Stockholders; provided, however, that if less than a majority of the outstanding shares are represented at said meeting, a majority of the shares so represented may adjourn the meeting from time to time, without notice other than announcement at the meeting, until a quorum shall be present or represented. At such adjourned meeting at which a quorum shall be present or represented, any business may be transacted which might have been transacted at the meeting as originally noticed. If the adjournment is for more than thirty (30) days, or if after the adjournment a new record date is fixed for the adjourned meeting, a notice of the adjourned meeting shall be given to each Stockholder entitled to vote at the meeting.

     Section 6. Proxies. At all meetings of the Stockholders, a Stockholder may vote by proxy executed in writing by the Stockholder or by his duly authorized attorney-in-fact. Such proxy shall be filed with the Secretary of the Corporation before or at the time of the meeting. No proxy shall be valid after eleven (11) months from the date of its execution unless otherwise provided in the proxy.

     Section 7. Voting of Shares. Except as otherwise stated in the Articles of Incorporation, each outstanding Share of capital stock having voting rights shall be entitled to one (1) vote upon each matter submitted to a vote at a meeting of the Stockholders, and the Stockholders shall not be entitled to cumulate their votes. The Board of Directors, in its discretion, or the officer of the Corporation presiding at a meeting of Stockholders, in his discretion, may require that any votes cast at such meeting shall be cast by written ballot.

     Section 8. Informal Action by the Stockholders. Any actions that may be taken at a meeting of the Stockholders may be taken without a meeting if consents in writing, setting forth the actions so taken, shall be signed by all of the Stockholders entitled to vote with respect to the subject matter thereof. Such consents shall have the same force and effect as a unanimous vote of the Stockholders at a meeting duly held, and may be stated as such in any certificate at a meeting duly held or in any certificate or document filed under the Kansas General Corporation Code. The Secretary shall file such consents with the minutes of the meetings of the Stockholders.

                                   ARTICLE III

                                    Directors

     Section 1. General Powers. Except as otherwise provided by law or by the Articles of Incorporation, the business and affairs of the Corporation shall be managed by or under the direction of its Board of Directors.

     Section 2. Number, Election and Term. The current number of Directors of the Corporation shall be eight (8). Thereafter, the number of Directors which shall constitute the Board of Directors shall be established from time to time by resolution duly adopted by a majority of the Directors then constituting the entire Board of Directors. The Board of Directors of the Corporation shall be divided into three classes, designated Class I, Class II and Class III, which shall be as nearly equal in number as possible, as determined by the Board of Directors. The term of office of the various classes of Directors shall be as set forth in the Articles of Incorporation. Except as otherwise provided in
Section 5 of this Article or in the Articles of Incorporation, a Director shall be elected at an annual meeting of the Stockholders by a plurality of the votes of the shares present in person or represented by proxy at the meeting and entitled to vote in the election of Directors. A Director shall hold office until the annual meeting for the year in which such Director's term expires and until a successor shall be duly elected and qualified, or until such Director's earlier death, resignation or removal as hereinafter provided.

     Section 3. Removal of Directors. Except as otherwise provided by law or by the Articles of Incorporation, the holders of a majority of the shares entitled at the time to vote at an election of Directors may remove any Director with cause, but may not remove any Director without cause.

     Section 4. Vacancies and Newly Created Directorships. Any vacancy occurring in the Board of Directors by death, resignation, removal or otherwise, and newly created directorships resulting from any increase in the authorized number of Directors may be filled by a majority of the Directors then in office, though less than a quorum, or by a sole remaining Director, and the Directors so chosen shall hold office for a term expiring at the next Annual Meeting of Stockholders at which the term of the class or classes to which they have been elected expires and until their successors are duly elected and qualified, or until their earlier resignation or removal.

     Section 5. Committees. The Board of Directors may, by resolution passed by a majority of the total number of Directors fixed in the manner provided by these Bylaws, designate one or more committees, each committee to consist of one or more directors of the Corporation. The Board of Directors may designate one or more directors as alternate members of any committee, who may replace any absent or disqualified member at any meeting of any such committee. In the absence or disqualification of a member of a committee, and in the absence of a designation by the Board of Directors of an alternate member to replace the absent or disqualified member, the member or members thereof present at any meeting and not disqualified from voting, whether or not he or they constitute a quorum, may unanimously appoint another member of the Board of Directors to act at the meeting in the place of any absent or disqualified member. Any committee, to the extent allowed by law and provided in the resolution establishing such committee, shall have and may exercise all the powers and authority of the Board of Directors in the management of the business and affairs of the Corporation. Each committee shall keep regular minutes and report to the Board of Directors when required.

     Section 6. Compensation. The compensation of the Directors, if any, may be set by the Board of Directors unless otherwise provided herein, by law, or in the Articles of Incorporation.

                                   ARTICLE IV

                       Meetings of the Board of Directors

     Section 1. Annual Meetings. An Annual Meeting of the Board of Directors shall be held without other notice than these Bylaws immediately after and at the same place as the Annual Meeting of the Stockholders. Other regular meetings of the Board of Directors shall be held without notice at such times and places as the Board may by resolution from time to time determine.

     Section 2. Special Meetings. Special Meetings of the Board of Directors may be called by or at the request of the Chief Executive Officer, the President or any Director upon at least four (4) days' written or printed notice served personally, by mail or by a nationally recognized overnight delivery service to each Director at his address as it appears on the records of the Corporation and shall be held at such place or places as may be determined by the Directors, or as shall be stated in the call of the Special Meeting.

     Section 3. Place of Meeting. Meetings of the Board of Directors shall be held at such place within or without the State of Kansas as shall be provided for in the resolution, notice, waiver of notice or call of such meeting, or if not otherwise designated, at the Corporation's principal office.

     Section 4. Quorum. A majority of the total number of Directors shall constitute a quorum for the transaction of business and the vote of a majority of the Directors present at any meeting at which a quorum is present shall be the act of the Board of Directors, except as may be otherwise specifically provided by law, the Articles of Incorporation or these Bylaws; provided, however, that if less than a majority of the Directors is present at said meeting, a majority of the Directors present may adjourn the meeting from time to time without further notice, until a quorum shall be present.

     Section 5. Actions of the Board of Directors Without a Meeting. Except as otherwise provided by law or by the Articles of Incorporation, any action which is required to be or may be taken at a meeting of the Directors may be taken without a meeting if consents in writing, setting forth the actions so taken, are signed by all of the Directors. The consents shall have the same force and effect as a unanimous vote of the Directors at a meeting duly held, and may be stated as such in any certificate or document filed under the Kansas General Corporation Code. The Secretary shall file such consents with the minutes of the meetings of the Board of Directors.

     Section 6. Participation. Members of the Board of Directors or of any committee designated by the Board of Directors may participate in a meeting of the Board or committee by means of conference telephone or similar communications equipment whereby all persons participating in the meeting can hear each other, and participation in a meeting in this manner shall constitute presence in person at the meeting.

                                    ARTICLE V

                                    Officers

     Section 1. Number. The officers of the Corporation shall consist of a President and a Secretary. The Board of Directors may also elect a Chairman of the Board (who must be a Director), a Chief Executive Officer, a Chief Operating Officer, a Chief Financial Officer, a Chief Medical Officer, one or more Vice Presidents (one of whom may be designated the Executive Vice President), a Treasurer, Assistant Secretaries and Assistant Treasurers and one or more Controllers. Any two or more offices may be held by the same person at the same time except President and Secretary.

     All officers and agents of the Corporation, as between themselves and the Corporation, shall have such authority and perform such duties in the management of the property and affairs of the Corporation as may be provided in these Bylaws, or, in the absence of such provision, as may be determined by resolution of the Board of Directors.

     Section 2. Election and Term of Office. The officers of the Corporation shall be elected annually by the Board of Directors at the Annual Meeting of the Board of Directors. If the election of the officers shall not be held at such meeting, such election shall be held as soon thereafter as conveniently may be. New offices may be created and filled at any meeting of the Board of Directors. Each officer shall hold office until his successor shall have been duly elected and shall have qualified or until his death or until he shall resign or shall have been removed in the manner hereinafter provided.

     Section 3. Removal. Except as otherwise provided by law, any officer or agent may be removed by the Board of Directors, with or without cause, at any time by vote of a majority of the total number of Directors.

     Section 4. Vacancies. If the office of any officer of the Corporation becomes vacant because of death, resignation, removal, disqualification or for any other reason, or if any officer of the Corporation is unable to perform the duties of his office for any reason, the Board of Directors may choose a successor who shall replace such officer, or the Board of Directors may delegate the duties of any such vacant office to any other officer or to any Director of the Corporation until a successor is elected at the next meeting of the Board of Directors.

     Section 5. The Chairman of the Board. The Chairman of the Board, if there be one, shall preside at meetings of the Board of Directors and of the Stockholders, and, subject to the direction and control of the Board of Directors, he shall direct the policy and management of the Corporation. He shall perform such other duties as may be prescribed by the Board of Directors from time to time. In the absence of the Chairman of the Board, the President shall have and may exercise all of the powers of the Chairman of the Board.

     Section 6. Chief Executive Officer. The Chief Executive Officer shall have general charge and management of the business of the Corporation, shall carry out such duties as are delegated by the Board, shall see that all orders and resolutions of the Board are carried out, shall have power to execute all contracts and agreements authorized by the Board, shall make reports to the Board of Directors and Stockholders, and shall perform such other duties as are incident to the office or are properly required by the Board of Directors. The Chief Executive Officer may sit with the Board of Directors in deliberation upon all matters pertaining to the general business and policies of the Corporation. In the absence of the Chief Executive Officer, the President shall have and may exercise all of the powers of the Chief Executive Officer.

     Section 7. The President. Subject to the direction and under the supervision of the Board of Directors and the Chairman of the Board, if there be one, the President shall have general charge of the business, affairs and property of the Corporation and control over its officers, agents and employees and shall do and perform such other duties and may exercise such other powers as from time to time may be assigned to him by these Bylaws or by the Board of Directors. In the absence of the Chairman of the Board, the President shall preside at all meetings of the Stockholders and the Board of Directors.

     Section 8. The Chief Operating Officer. The Chief Operating Officer shall have overall operational responsibility for the Corporation.

     Section 9. Chief Financial Officer. The Chief Financial Officer shall have overall responsibility for the financial and accounting operations of the Corporation, shall have supervision of the funds, securities, receipts and disbursements of the Corporation, shall cause all monies and other valuable effects of the Corporation to be deposited in its name and to its credit in such depositories as shall be selected by the Board of Directors or pursuant to authority conferred by the Board of Directors, shall cause to be kept at the accounting office of the Corporation correct books of account, proper vouchers and other papers pertaining to the Corporation's business and shall render to the Chief Executive Officer, President or the Board of Directors, whenever requested, an accounting of the financial condition of the Corporation.

     Section 10. The Treasurer. The Treasurer shall, in the absence or disability of the Chief Financial Officer, perform the duties and exercise the powers of the Chief Financial Officer, and shall perform such other duties and have such other powers as the Board of Directors, the Chief Executive Officer, the Chief Financial Officer or these Bylaws may from time to time prescribe.

     Section 11. The Vice Presidents. At the request of the President or, in the event of the President's absence, disability or refusal to act, the Vice President or Vice Presidents, as designated by the Board of Directors, shall perform all of the duties of the President and, when so acting, shall have all the powers of and be subject to all the restrictions upon the President. Each Vice President shall have such powers and discharge such duties as may be assigned to him from time to time by the Chief Executive Officer, President or the Board of Directors.

     Section 12. The Secretary. The Secretary shall keep the minutes of the meetings of the Stockholders and the Board of Directors in one or more books provided for that purpose, shall see that all books, reports, statements, certificates and other documents and records required by law to be kept or filed are properly kept or filed, as the case may be, and shall perform all duties incident to the office of Secretary and such other duties as from time to time may be assigned to him by the Chief Executive Officer, President or by the Board of Directors.

     Section 13. The Assistant Secretaries and Assistant Treasurers. The Assistant Secretaries and Assistant Treasurers, in order of their seniority, in the absence or disability of the Secretary or Treasurer, shall perform the duties and exercise the powers of the Secretary or Treasurer and shall perform such other duties as the Chief Executive Officer, President or the Board of Directors shall prescribe.

     Section 14. Other Duties and Powers. Each officer, in addition to the duties and powers specifically set forth by these Bylaws, shall perform such other duties and may exercise such other powers as from time to time may be assigned to him by these Bylaws or by the Board of Directors.

     Section 15. Salaries. The salaries of the officers shall be fixed from time to time by the Board of Directors and no officer shall be prevented from receiving such salary by reason of the fact that he is also a Director of the Corporation.

                                   ARTICLE VI

                      Contracts, Loans, Checks and Deposits

     Section 1. Contracts. The Board of Directors may authorize any officer or officers, agent or agents, to enter into any contract or execute and delivery any instrument in the name of and on behalf of the Corporation, and such authority may be general or confined to specific instances.

     Section 2. Loans. No loans shall be contracted on behalf of the Corporation and no evidences of indebtedness shall be issued in its name unless authorized by a resolution of the Board of Directors. Such authority may be general or confined to specific instances.

     Section 3. Checks, Drafts, Etc. All checks, drafts or other orders for the payment of money, notes or other evidences of indebtedness issued in the name of the Corporation shall be signed by such officer or officers, agent or agents of the Corporation and in such manner as shall from time to time be determined by resolution of the Board of Directors. Endorsements of instruments for deposit to the credit of the Corporation in any of its duly authorized depositories may be made by rubber stamp of the Corporation or in such other manner as the Board of Directors may from time to time determine.

     Section 4. Deposits. All funds of the Corporation not otherwise employed shall be deposited from time to time to the credit of the Corporation in such banks, trust companies or other depositories as the Board of Directors may select.

                                   ARTICLE VII

                   Certificates for Shares and Their Transfer

     Section 1. Certificates for Shares. Certificates representing shares of the Corporation shall be in such form as may be determined by the Board of Directors. Such Certificates shall be signed by, or shall have placed upon them the facsimile signatures of, the Chairman of the Board, President or Vice President, and the Secretary, Treasurer or an Assistant Secretary or Treasurer, and shall be sealed with the seal of the Corporation or a facsimile thereof. All Certificates for shares shall be consecutively numbered. The name of the person owning the shares represented thereby with the number of shares and the date of issue shall be entered on the books of the Corporation.

     Section 2. Transfers of Shares. Transfers of shares of the Corporation shall be made only on the books of the Corporation by the registered holder thereof or by his attorney thereunto authorized by a Power of Attorney duly executed, and upon the surrender of the Certificate therefore, which shall be cancelled before a new Certificate shall be issued.

     Section 3. Lost Certificates. In the event a Certificate of Stock is allegedly lost, stolen or destroyed, the Corporation may issue a new Certificate and the Board of Directors may, in its discretion, require the owner thereof to give the Corporation a good and sufficient bond, in such sum as the Board of Directors may direct, not exceeding double the value of the stock, to indemnify the Corporation against any claim that may be made against it on account of the alleged loss, theft or destruction or the issuance of the new Certificate.

         Section 4. Treasury Stock. All issued and outstanding Stock of the Corporation that may be purchased or otherwise acquired by the Corporation shall be Treasury Stock, and the Directors of the Corporation shall be vested with the authority to resell said shares for such price and to such person or persons as the Board of Directors may determine. Such Stock shall neither vote nor participate in dividends while held by the Corporation.

         Section 5. Beneficial Owners. The Corporation shall be entitled to recognize the exclusive right of a person registered on its books as the owner of shares to receive dividends, and to vote as such owner, and to hold liable for calls and assessments a person registered on its books as the owner of shares, and shall not be bound to recognize any equitable or other claim to or interest in such share or shares on the part of any other person, whether or not it shall have express or other notice thereof, except as otherwise provided by law.

                                  ARTICLE VIII

                                   Fiscal Year

     The fiscal year of the Corporation shall begin on the first day of January in each year and end on the last day of December in each year.

                                   ARTICLE IX

                                    Dividends

     The Board of Directors may from time to time declare and the Corporation may pay dividends on its outstanding shares in cash, property or shares, and upon the terms and conditions provided by law and its Articles of Incorporation.

                                    ARTICLE X

                                      Seal

     The Corporation shall have a corporate seal which shall have inscribed around the circumference thereof "INTEGRATED MEDICAL RESOURCES, INC." and elsewhere thereon shall bear the words "Corporate Seal." The Corporate Seal may be affixed by impression or may be by facsimile.

                                   ARTICLE XI

                                  Miscellaneous

     Section 1. Waiver of Notice. Whenever any notice is required to given under the provisions of these Bylaws or under the provisions of the Articles of Incorporation or under the provisions of the Kansas General Corporation Code, waiver thereof in writing, signed by the person or persons entitled to such notice, whether before or after the time stated therein, shall be deemed equivalent to the giving of such notice.

     Section 2. Indemnification of Officers, Directors and Others. The Corporation will indemnify any person who was or is a party or is threatened to be made a party to any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative, other than an action by or in the right of the Corporation, by reason of the fact that he is or was a Director, officer, employee or agent of the Corporation, or is or was serving at the request of the Corporation as a Director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise, against expenses, including attorneys' fees, judgments, fines and amounts paid in settlement actually and reasonably incurred by him in connection with such action, suit or proceeding, if he acted in good faith and in a manner he reasonably believed to be in or not opposed to the best interests of the Corporation, and, with respect to any criminal action or proceeding, had no reasonable cause to believe his conduct was unlawful. The termination of any action, suit or proceeding by judgment, order, settlement, conviction or upon a plea of nolo contendere or its equivalent, shall not of itself create a presumption that the person did not act in good faith and in a manner which he reasonably believed to be in or not opposed to the best interests of the Corporation, and, with respect to any criminal action or proceeding, had reasonable cause to believe that his conduct was unlawful.

     The Corporation will indemnify any person who was or is a party or is threatened to be made a party to any threatened, pending or completed action or suit by or in the right of the Corporation to procure a judgment in its favor by reason of the fact that he is or was a Director, officer, employee or agent of the Corporation, or is or was serving at the request of the Corporation as a Director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise against expenses, including attorneys' fees, actually and reasonably incurred by him in connection with the defense or settlement of the action or suit if he acted in good faith and in a manner he reasonably believed to be in or not opposed to the best interests of the Corporation; except that no indemnification shall be made in respect of any claim, issue or matter as to which such person shall have been adjudged to be liable for negligence or misconduct in the performance of his duty to the Corporation unless and only to the extent that the Court in which the action or suit was brought determines upon application that, despite the adjudication of liability and in view of all the circumstances of the case, the person is fairly and reasonably entitled to indemnity for such expenses which the Court shall deem proper.

     To the extent that a Director, officer, employee or agent of the Corporation has been successful on the merits or otherwise in defense of any action, suit or proceeding referred to above, or in defense of any claim, issue or matter therein, he shall be indemnified against expenses, including attorneys' fees, actually and reasonably incurred by him in connection with the action, suit or proceeding.

     Any indemnification under either of the first two paragraphs of this Section, unless ordered by a Court, shall be made by the Corporation only as authorized in the specific case upon a determination that indemnification of the Director, officer, employee or agent is proper in the circumstances because he has met the applicable standard of conduct set forth in this Section. The determination shall be made by the Board of Directors of the Corporation by a majority vote of a quorum consisting of Directors who were not parties to the action, suit or proceeding, or, if such a quorum is not obtainable, or, even if obtainable, a quorum of disinterested Directors so directs, by independent legal counsel in a written opinion, or by the Stockholders of the Corporation.

     Expenses incurred in defending a civil or criminal action, suit or proceeding may be paid by the Corporation in advance of the final disposition of the action, suit or proceeding as authorized by the Board of Directors in the specific case upon receipt of an undertaking by or on behalf of the Director, officer, employee or agent to repay such amount unless it shall ultimately be determined that he is entitled to be indemnified by the Corporation.

     The indemnification provided by this Section shall not be deemed exclusive of any other rights to which those seeking indemnification may be entitled under any Bylaw, agreement, vote of Stockholders or disinterested Directors or otherwise, both as to action in his official capacity and as to action in another capacity while holding such office, and shall continue as to a person who has ceased to be a Director, officer, employee or agent and shall inure to the benefit of the heirs, executors and administrators of such person.

     The Corporation may purchase and maintain insurance on behalf of any person who is or was a Director, officer, employee or agent of the Corporation, or is or was serving at the request of the Corporation as a Director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise against any liability asserted against him and incurred by him in any such capacity, or arising out of his status as such, whether or not the Corporation would have the power to indemnify him against such liability under the provisions of this Section.

                                   ARTICLE XII

                                   Amendments

     These Bylaws may be altered, amended or repealed, in whole or in part, or new Bylaws may be adopted by the Stockholders of the Corporation; provided, however, that notice of such amendment, repeal or adoption of new Bylaws be contained in the notice of such meeting of Stockholders. All such amendments must be approved by the holders of a majority of the outstanding capital stock entitled to vote thereon. If authorized by the Articles of Incorporation, these Bylaws may also be altered, amended or repealed, in whole or in part, by the Board of Directors at any Annual Meeting of the Board of Directors, or at any Special Meeting of the Board of Directors called for that purpose, except with respect to any provision hereof which by law, the Articles of Incorporation or these Bylaws requires action by the Stockholders.

                                EXHIBIT 4(c)(i)

                               SECURITY AGREEMENT

         SECURITY AGREEMENT dated September 30, 1997, made by INTEGRATED MEDICAL RESOURCES, INC., a Kansas corporation IMR OF ARIZONA, INC., an Arizona corporation, INTEGRATED MEDICAL RESOURCES OF CALIFORNIA, INC., a California corporation, INTEGRATED MEDICAL RESOURCES OF COLORADO, INC., a Colorado corporation, IMR OF CONNECTICUT, INC., a Connecticut corporation, IMR INTEGRATED DIAGNOSTICS OF FLORIDA, INC.,a Florida corporation, IMR OF ILLINOIS, INC., an Illinois corporation, IMR OF INDIANA, INC., an Indiana corporation, INTEGRATED MEDICAL RESOURCES OF MASSACHUSETTS, INC., a Massachusetts corporation, IMR OF MICHIGAN, INC., a Michigan corporation, IMR OF NEVADA, INC., a Nevada corporation, INTEGRATED DIAGNOSTICS, INC., a New York corporation, IMR OF NORTH CAROLINA, INC., a North Carolina corporation, IMR OF OHIO, INC., an Ohio corporation, IMR INTEGRATED DIAGNOSTICS OF OKLAHOMA, INC., an Oklahoma corporation, INTEGRATED MEDICAL RESOURCES OF PENNSYLVANIA, INC., a Pennsylvania corporation, IMR OF SOUTH CAROLINA, INC., a South Carolina corporation, IMR INTEGRATED DIAGNOSTICS, INC., a Texas corporation, IMR OF VIRGINIA, INC., a Virginia corporation, IMR OF WISCONSIN, INC., a Wisconsin corporation, DIAGNOSTIC CENTER FOR MEN - PHOENIX, P.C., an Arizona professional corporation, CALIFORNIA DIAGNOSTIC CENTER FOR MEN MEDICAL CLINIC, PROF. CORP., a California professional corporation, DIAGNOSTIC CENTER FOR MEN - DENVER, P.C., a Colorado professional corporation, DIAGNOSTIC CENTER FOR MEN - TAMPA, P.A., a Florida professional association, DIAGNOSTIC CENTER FOR MEN - JACKSONVILLE, P.A., a Florida professional association, DIAGNOSTIC CENTER FOR MEN - CHICAGO, S.C., an Illinois corporation, DIAGNOSTIC CENTER FOR MEN - DEERFIELD, S.C., an Illinois corporation, DIAGNOSTIC CENTER FOR MEN - INDIANAPOLIS, P.C., an Indiana professional corporation, DIAGNOSTIC CENTER FOR MEN - KANSAS CITY, P.A., a Kansas professional association, DIAGNOSTIC CENTER FOR MEN - BOSTON, P.C., a Massachusetts professional corporation, DIAGNOSTIC CENTER FOR MEN - DETROIT, P.C., a Michigan professional corporation, MEDICAL DIAGNOSTIC SERVICES FOR MEN - WESTCHESTER, P.C., a New York professional corporation, MEDICAL DIAGNOSTIC SERVICES FOR MEN - NEW YORK, P.C., a New York professional corporation, MEDICAL DIAGNOSTIC SERVICES FOR MEN - MANHATTAN, P.C., a New York professional corporation, MEDICAL DIAGNOSTIC SERVICES FOR MEN - BUFFALO, P.C., a New York professional corporation, DIAGNOSTIC CENTER FOR MEN - GREENSBORO/WINSTON-SALEM, P.C., a North Carolina professional corporation, DIAGNOSTIC CENTER FOR MEN -CLEVELAND, P.A., INC., an Ohio professional association, DIAGNOSTIC CENTER FOR MEN - COLUMBUS, P.A., INC.,an Ohio professional association, DIAGNOSTIC CENTER FOR MEN - CINCINNATI, P.A., INC., an Ohio professional association, DIAGNOSTIC CENTER FOR MEN - OKLAHOMA CITY, P.C., an Oklahoma professional corporation,
DIAGNOSTIC CENTER FOR MEN - PITTSBURGH, P.C., a Pennsylvania professional corporation, DIAGNOSTIC CENTER FOR MEN - PHILADELPHIA, P.C., a Pennsylvania professional corporation, DIAGNOSTIC CENTER FOR MEN - GREENVILLE, P.C., a South Carolina professional corporation, DIAGNOSTIC CENTER FOR MEN - ARLINGTON, P.A., a Texas professional association, DIAGNOSTIC CENTER FOR MEN - HOUSTON, P.A., a Texas professional association, DIAGNOSTIC CENTER FOR MEN - ALEXANDRIA, P.C., a Virginia professional corporation, DIAGNOSTIC CENTER FOR MEN - NORFOLK, P.C., a Virginia professional corporation, DIAGNOSTIC CENTER FOR MEN - MILWAUKEE, S.C., a Wisconsin corporation, (collectively referred to as the "Debtor") in favor of P & C INVESTMENTS, a Kansas general partnership (the "Secured Party");

                              Preliminary Statement

     The Secured Party has agreed to extend a loan to the Debtor in the amount of Five Hundred Twenty Thousand and No/100 ($520,000.00) Dollars pursuant to a Promissory Note in the face amount of Five Hundred Twenty Thousand and No/100 ($520,000.00) Dollars (the "Promissory Note"), upon the express condition that Debtor secure the Promissory Note by the execution of this Security Agreement granting Secured Party a security interest in certain furniture, fixtures, equipment and accounts receivable of Debtor.

     NOW, THEREFORE, in consideration of the premises the Debtor hereby agrees with the Secured Party as follows:

1. Grant of Security Interest. The Debtor hereby grants to the Secured Party for its benefit a security interest in all of the Debtor's right, title, and interest, now owned or hereafter acquired, in and to the "Collateral" listed in Schedule A, attached hereto and incorporated herein by reference, as security for all "Obligations" (as defined in paragraph 2 of this Security Agreement) now existing or hereafter arising.

2. Obligations Secured. The term "Obligations" means all obligations, indebtedness or liabilities of Debtor to the Secured Party of every kind, including but not limited to Debtor's obligations pursuant to the Promissory Note, now or hereafter existing, whether absolute or contingent, primary or secondary, as Debtor or otherwise, and whether for principal, interest, fees, costs, expenses or otherwise, including all fees and expenses incurred in the enforcement or collection of amounts due under the Promissory Note or other indebtedness, obligation or liability. The term "Obligations" also includes reasonable attorney's fees incurred both before and after default to the extent allowed by federal Bankruptcy Law.

3. Warranties With Respect to Collateral. Debtor represents and warrants, with respect to the Collateral hereunder, that Debtor is, or contemporaneously with the execution of this Agreement will become, and will continue to be, the absolute and exclusive owner thereof, clear of all liens, encumbrances and security interests other than Secured Party's security interest, and other than the acknowledged liens of Citizens Bank.

4. Covenants of Debtor. So long as this Agreement is in effect and until such time as the Obligations secured hereunder have been fully paid and discharged, Debtor covenants and agrees that:

          (a) Debtor will execute and deliver to Secured Party, in a form acceptable to Secured Party, any instrument, document, stock certificate, stock power, financing statement, assignment or other writing which Secured Party may deem reasonably necessary or desirable to carry out the terms of this Agreement, to perfect Secured Party's security interest in the Collateral for the Obligations to Secured Party, or to enable Secured Party to enforce conveniently its security interest in any of the foregoing;

          (b) Debtor will maintain, in accordance with sound accounting practice, accurate records and books of account showing, among other things, all Collateral, the proceeds of the sale or other disposition thereof and the collections therefrom; and Secured Party shall have the right upon reasonable notice, to inspect the Collateral and to inspect, audit, check and make extracts from the books, records, journals, orders, receipts, correspondence and other data relating to Collateral;

          (c) Debtor will, if requested by Secured Party, mark its records concerning its Collateral in a manner satisfactory to Secured Party to show the latter's security interest therein;

          (d) Debtor will furnish Secured Party, from time to time, with balance sheets, operating statements and net worth reconciliations financial statements of Debtor as of the close of such accounting periods as Secured Party may reasonably request; and such other information respecting the financial condi tion and affairs of Debtor (including, without limitation, copies of federal income tax returns) as Secured Party may, from time to time, reasonably re quest. Such balance sheets and operating statements shall be prepared in accordance with generally accepted accounting principals ("GAAP") certified by a firm of certified public accountants at least annually when requested by Secured Party;

          (e) Debtor will pay and discharge when due all premiums of insurance required hereunder and all taxes, levies and other charges on its property; and authorizes Secured Party to pay for the account of Debtor any of the foregoing (or, as to insurance, premiums for insurance of Secured Party's interest alone) which Debtor fails to pay, and any such payment by Secured Party shall constitute an item of Obligations to Secured Party;

          (f) Debtor will pay Secured Party, upon demand, the cost of collection or enforcement (including reasonable attorneys' fees) of any Collateral for Obligations to Secured Party, if Secured Party itself undertakes such collection or enforcement, together with all charges and expenses of every kind or description (including taxes with respect to Collateral) paid or incurred by Secured Party under or with respect to the Obligations or any Collateral therefor, or execution or levy on such Collateral, and any such charges shall be considered part of the Obligations;

          (g) Except with the prior written consent of Secured Party; which consent shall not be unreasonably withheld:

                  (1) Debtor will not create, incur or assume any liability for borrowed money in excess of $100,000, in the aggregate, except for borrowings from the Secured Party;

                  (2) Debtor will not assume, guarantee, endorse or otherwise become liable in connection with the obligations of any person, firm or corporation, except by endorsement of instruments for deposit or collection or similar transactions in the ordinary course of business;

                  (3) Debtor will not sell or lease all or substantially all of its assets;

                  (4) Debtor will not factor, nor will Debtor in any other manner, or for any other purpose, assign or transfer, either absolutely or as collateral, any of the Collateral, except in favor of Secured Party;

                  (5) Debtor will not mortgage, pledge, hypothecate or give or contract to give any security interest of any kind, including, without limitation, a security interest in the Collateral, to anyone except Secured Party; nor sell or otherwise dispose of any of its property or assets of any kind except in the normal course of business;

                  (6) Debtor will not change its name, nor alter or amend its capital structure;

                  (7) Debtor will not increase the compensation of any executive officer or employee of Debtor by more than $50,000 in a twelve (12) month period;

                  (8) Debtor will not pay or increase any kind or type of dividends paid to shareholders above those paid during the immediately preceding quarter year.

          (h) Debtor shall keep the Collateral insured and the Secured Party shall appear as a named insured (to whom loss shall be payable) in such amounts, in such companies and against such risks as may be satisfactory to Secured Party; pay the cost of all such insurance; secure the obligation of the insurer to notify Secured Party at least ten (10) days prior to the modification, expiration, revocation or cancellation of such insurance; deliver certificates evidencing such insurance to Secured Party; and, up to the amount of any and all of the Obligations, Debtor assigns to Secured Party all right to receive proceeds of such insurance; directs any insurer to pay all proceeds directly to Secured Party, and authorizes Secured Party to endorse Debtor's name to any draft or check for such proceeds; which proceeds Secured Party may set-off against Obligations, or hold as security for Obligations; any proceeds in excess of Obligations to be delivered to Debtor;

          (i) In addition to insuring its Collateral as required above, Debtor will maintain adequate insurance against loss or damage to all of its other properties in such manner and to the extent which like properties are so insured by others owning, operating or leasing properties of similar character, and will maintain adequate insurance against liability for damage to the person or property of others;

          (j) Debtor's chief executive office and the location where Debtor keeps its records concerning all Collateral is 11320 West 79th Street, Lenexa, Kansas 66214.

          (k) Debtor will promptly advise Secured Party in writing of any new address or of its opening of any new places of business, and of any change in the Debtor's name.

          (l) Debtor expressly authorizes Blackwell Sanders Matheny Weary & Lombardi, L.C., or any other person whom it or Secured Party may designate, as attorney for Debtor, with power to receive, open and dispose of all mail addressed to Debtor and to notify the Post Office authorities to change the address for delivery of mail addressed to Debtor to such address as Secured Party may designate;

          (m) Debtor is and will be a corporation duly incorporated, validly existing and in good standing under the laws of the State of Kansas. Debtor has the lawful power to own properties and to engage in the business it conducts and is duly qualified and in good standing as a foreign corporation in the jurisdictions wherein the nature of the business transacted by it or property owned by it makes such qualifications necessary; and Debtor has the proper authority, governmental permits, and other consents, licenses and authorizations which are necessary to own and operate its property and carry on its business as and where it is now carried on, and to execute, deliver and perform its obligations under this Agreement;

          (n) Neither the execution and delivery of this Agreement and the documents contemplated herein, the consummation of the transactions herein and therein contemporaneously contemplated, nor compliance with the terms and provisions thereof, will conflict with or result in any breach of any of the terms, conditions or provisions of any law, rule, regulation, order, writ, injunction or decree of any court or governmental authority or of any in denture, contract, or other instrument or agreement of Debtor. Such execution and consummation will not result in the creation or imposition of any security interests, liens or encumbrances of any nature whatsoever upon any of the property or assets of the Debtor, except security interests created in favor of the Secured Party pursuant to this Agreement;

          (o) Any financial statements of the Debtor heretofore delivered to Secured Party fairly represent the financial condition of Debtor as of the date thereof; no material adverse changes in the condition, financial or otherwise, of Debtor has occurred since the respective date thereof;

          (p) This Agreement, the Promissory Note and all other documents executed in connection therewith, constitute legal, valid and binding obligations of Debtor to Secured Party enforceable in accordance with their respective terms, unless limited by bankruptcy, insolvency, reorganization, moratorium or other law affecting creditor's rights;

          (q) Debtor has filed or will immediately file all tax returns which are required to be filed, and has paid or will pay all taxes due pursuant to such returns or pursuant to any assessment received by it, except such taxes, if any, as are being contested in good faith and for which adequate reserves have been provided. The charges, accruals and reserves on the books of Debtor in respect to any taxes or other governmental charges are adequate;

          (r) There are no material litigation matters, proceedings, investigations, or matters of inquiry, audit or review, on a formal or informal basis pending or threatened against Debtor. For purposes of this subparagraph a matter shall be considered "material" if the amount in controversy exceeds $10,000.00.

          (s) Neither the business nor the properties (both real and personal) of Debtor is now affected by any fire, explosion, accident, strike, lockout or other labor dispute, drought, storm, hail, earthquake, act of God or of the public enemy or other casualty (whether or not covered by insurance) materially adversely affecting such business or properties;

          (t) No information furnished by Debtor to Secured Party in connection with the negotiation of this Agreement or other documents or instruments executed in connection with this Agreement contains any material misstatement of fact or omits to state a material fact or any fact necessary to make the statements contained therein not misleading;

          (u) No representation or warranty by the Debtor contained herein or in any certificate or other document furnished by the Debtor pursuant hereto contains any untrue statement of material fact or omits to state a material fact necessary to make such representation or warranty not misleading in light of the circumstances under which it was made;

          (v) Debtor will immediately give notice in writing to Secured Party of any development, financial or otherwise, which would materially adversely affect its business, properties, affairs, or the Collateral or the ability of it to perform its obligations to Secured Party under this Agreement, the Promissory Note or any documents executed in connection therewith. The Debtor will notify the Secured Party immediately if it becomes aware of the occurrence of any event of default under this Agreement; or of any fact, condition or event that only with the giving of notice or passage of time or both, could become an event of default under this Agreement, or of the failure of the Debtor to observe any of its respective undertakings hereunder;

          (w) Debtor will promptly pay and discharge all taxes, assessments and governmental charges and levies upon its income, profits or property, real, personal or mixed, or any part thereof; provided, that Debtor shall not be required to pay or cause to be paid any tax, assessment, charge or levy which is contested in good faith by appropriate proceedings and with respect to which it shall have set aside on its books reserves adequate therefor;

          (x)  Each   consent,   approval  or   authorization   of,  or  filing,
               registration or qualification with, any entity required to be obtained or effected by the Debtor in connection with the execution and delivery of this Agreement, the Promissory Note and all other documents in connection therewith or the undertaking or performance of any obligation hereunder or thereunder has been duly obtained or effected;

          (y) Debtor will provide to Secured Party: (i) certificates of its good standing and authority to do business in the State of Kansas within 15 days after request by Secured Party; (ii) certified copies of its Articles of Incorporation and all amendments thereto within 15 days after request by Secured Party; (iii) copies of its by-laws and any amendments thereof certified as being true and complete by its Secretary within 15 days after request by Secured Party; and (iv) contemporaneously herewith certified resolutions in form and content satisfactory to Secured Party authorizing the execution and delivery of this Agreement, the Promissory Note and all supporting documentation to Secured Party and the consummation of the transactions contemplated by such documents and instruments. Secured Party may exercise its rights to request documents hereunder from time to time as it reasonably deems necessary to maintain its security;

          (z) Debtor will carry on and conduct its business in substantially the same manner as it is presently conducted, and Debtor will do all things necessary to preserve and keep in force and effect its legal existence as a corporation and its authority to do business in the State of Kansas, and Debtor will do all things necessary to preserve and keep in force and effect all of Debtor's other material contracts, rights and franchises;

          (aa) Debtor will comply with all laws, rules and regulations of any governmental body or entity to which it may be subject, including without limitation federal and state securities laws and regulations and will keep and maintain in full force all franchises, licenses (including those of its employees required to be so licensed), permits, approvals or certificates required by governmental authorities and which are material to the conduct of its business;

          (bb) Debtor  has  no  mortgages,   guaranties  or  other   liabilities
               contingent or otherwise currently outstanding, other than as disclosed in Schedule 4(cc).

5. Additional Security. The Secured Party shall have the right to call for and be provided with additional security satisfactory to the Secured Party should the value of the security decline or be deemed by the Secured Party to be inadequate or unsatisfactory.

6. Impairment of Collateral. Debtor agrees not to take any action whatsoever which would impair the Collateral as security for the Obligations.

7. Waiver of Rights. The Secured Party may, at its option, without notice to Debtor extend the maturity of the Obligations and/or exchange and/or release collateral held without affecting the liability of said Debtor. Debtor of the Obligations severally waive presentment for payment, notice of nonpayment, protest and notice of protest.

8. Default. DEBTOR SHALL BE IN DEFAULT under this Security Agreement upon the happening of any one or more of the following events:

         (a) Default in the payment or performance of any Obligations, covenant or liability of the Debtor (or of any endorser, guarantor or surety for any liability or Obligations of the Debtor to the Secured Party) contained or referred to herein, including but not limited to those Obligations, covenants or liabilities referenced in the Promissory Note, or any other document executed in connection therewith, and such Default is not cured within five (5) days of such default, after receipt of notice.

         (b) Any warranty, representation or statement made or furnished to the Secured Party by the Debtor (or any endorser, guarantor or surety for any liability of the Debtor to Secured Party) for the purpose of obtaining credit or pursuant to this Agreement or the Promissory Note, proves to have been false in any material respect when made or furnished.

         (c) Loss, theft, damage, destruction, misuse, sale, lease or additional encumbrances on any of the Collateral, or the making of any levy, seizure or attachment or any other proceedings which in the opinion of the Secured Party would impair the Secured Party's rights to or diminish the value of the Collateral.

         (d) Dissolution, death, insolvency, business failure, appointment of a receiver of any part of the property of, assignment for the benefit of creditors by, or the commencement of any proceeding under any bankruptcy or insolvency laws by or against the Debtor.

         (e) Failure by the Debtor to keep, observe or perform any of the provisions of this Agreement required hereunder to be kept, observed or performed by Debtor.

         (f) Actions by the Debtor or by any other person, which in the reasonable opinion of the Secured Party would impair or endanger the Collateral.

         (g) The Secured Party's good faith feeling of insecurity in the prospect of payment of the Obligations or realization on the Collateral.

9. Remedies. In the event of default, Secured Party shall have the right to:

         (a) avail itself of such rights with respect to any and all Collateral which are provided for herein, in the Promissory Note or in any other agreement between Secured Party and Debtor;

         (b) all rights with respect to the Collateral which are provided for in the Uniform Commercial Code as adopted in Kansas or other state with proper jurisdiction over the Collateral or this Agreement (hereinafter the "Code"), including the right to require Debtor to promptly assemble any Collateral for Obligations to Secured Party, and to make it available to Secured Party at a place reasonably convenient to both parties;

         (c) deem that any notice of sale or other disposition of the whole or any part of the Collateral, received by Debtor at least five (5) days prior to such action, shall constitute reasonable notice to Debtor;

         (d) collect from Debtor and Debtor agrees that Debtor shall pay to Secured Party the reasonable costs and expenses (including attorneys' fees and dis bursements) of the collection of the Obligations secured hereunder and of all of the Obligations, and that in the event of foreclosure upon Debtor's Collateral, the proceeds shall be first applied to such expenses;

         (e) take any and all actions and incur any and all expenses with respect to the Collateral which the Secured Party reasonably deems necessary and proper in order to enhance the Secured Party's ability to effectively levy on such Collateral, including without limitation, causing such Collateral to be completed, cleaned or repaired, or in the case of securities, to cause same to be registered. Debtor shall assist Secured Party in such actions; any such ex penses incurred by the Secured Party shall be included as Obligations; and any proceeds from the Collateral shall be first applied to such expenses;

         (f) take control of any and all contracts with respect to which Contract Rights which form part of the Collateral have arisen or may arise at the time of such default and perform and take title to such contracts, however, Secured Party shall be under absolutely no obligation to do so and shall not incur additional liability if Secured Party elects to do so or not.

         (g) take control of any and all general intangibles, including without limitation, good will, customer lists, trade names, patents, trademarks and trade secrets, which exist or may arise at the time of default and which form part of the Collateral, and take title to and use or dispose of such general intangibles as the Secured Party shall deem appropriate in its sole discretion.

         (h) avail itself of any and all other remedies at law or equity which may be available to Secured Party with respect to Debtor and the Collateral.

The parties hereto hereby declare that all Collateral transferred to Secured Party hereunder is transferred in fact to secure loans and is not, in fact, sold to Secured Party regardless whether any assignment thereof, which is separate from this Agreement, is in form absolute. All rights and remedies of Secured Party whether granted hereunder, under the Code or otherwise are cumulative and not alternative. The exercise, full or partial, or the commencement of the exercise of any one right or remedy, shall not preclude the further exercise of it or any other remedy.

10. Notices. All notices referred to in this Agreement shall be sent by ordinary or certified or registered mail, or delivered in person, and in the case of Secured Party shall be sent to it, to the attention of the President, at 11320 West 79th Street, Lenexa, Kansas 66214 and in the case of Debtor shall be sent to it at 5425 Martindale, Shawnee, Kansas 66218 or such other address as may appear for Debtor on the Secured Party's records. Any notice hereunder shall be deemed to be received two (2) days following the date of mailing, provided that such notice is properly addressed and sufficient postage is affixed thereto, or the actual date of receipt, whichever is earlier. The failure of Secured Party to enforce any of the terms and provisions hereof, or its failure to declare a default hereunder, shall apply only in the particular instance, and shall not operate as a continuing waiver.

11. Written Amendment. No amendment, modification or termination of any provision of this Agreement shall be effective unless set forth in a writing by all of the parties hereto.

12. Saving Clause. Any provisions of this Agreement which are prohibited or unenforceable in any jurisdiction shall, as to such jurisdiction, be ineffective to the extent of such prohibition or unenforceability without invalidating the remaining provisions hereof, or affecting the validity or enforceability of such provision in any other jurisdiction.

13. Successors and Assigns. This Agreement shall be binding upon and inure to the benefit of the parties hereto and the successors or assigns of Secured Party or participating lenders within the meaning of the following paragraph, but shall not inure to the benefit of any other person, firm or corporation. Debtor shall not assign or delegate its rights, liabilities or obligations hereunder. Secured Party shall have the right to sell, transfer, delegate or assign its rights, liabilities or obligations under this Agreement, the Promissory Note and any documents executed or delivered to Secured Party in connection therewith.

14. Participation Agreements. Notwithstanding any other provisions of this Agreement, the Debtor understands that the Secured Party may at any time enter into participation agreements with one or more participating lenders whereby the Secured Party will allocate any or all of its rights, liabilities or obligations under this Agreement, the Promissory Note and any documents executed or delivered to Secured Party in connection therewith to such participating lenders. The Debtor acknowledges that, for the convenience of all parties, this Agreement is being entered into with the Secured Party only and that its obligations under this Agreement are undertaken for the benefit of and as an inducement to, any such participating lender as well as the Secured Party, and the Debtor hereby grants to each participating lender, to the extent of its participation in the loan transactions, the right to set off deposit accounts maintained by the Debtor with such lender upon notice to the Debtor by such lender of a default hereunder.

15. State Law. The laws of Kansas shall govern the construction and the rights and duties of the parties with respect to this Agreement, the Promissory Note, any documents executed or delivered in connection therewith and any and all Collateral therefor.

16. Captions. All captions are for ease of reference only and shall in no way be construed to alter or limit the substance of the provisions of this Agreement. If more than one person executes this Security Agreement as a debtor, the term "Debtor" shall mean all such persons, shall apply to each person both individually and collectively and such persons shall be jointly and severally liable.

17. Schedules. All Schedules referred to in this Agreement shall be attached hereto and incorporated herein by reference.

18. Entire Agreement. This Agreement contains the entire agreement between the parties respecting the matters herein set forth and supersedes all prior agreements between the parties respecting such matters. Time is of the essence of this Agreement. If any party obtains a judgment against any other party by reason of a breach of this Agreement, a reasonable attorneys' fee as fixed by the court shall be included in such judgment. No remedy conferred upon a party in this Agreement is intended to be exclusive of any other remedy herein or by law provided or permitted, but each shall be cumulative and shall be in addition to every other remedy given hereunder or now or hereafter existing at law, in equity or by statute. The parties waive trial by jury in any action, proceeding or counterclaim brought by any party against any other on any matter arising out of or in any way connected with this Agreement or the relationship of the parties created hereunder. This Agreement may be executed in several counterparts, each of which shall be deemed an original, but all of which shall constitute one and the same document.

19. Continuing Agreement. This Security Agreement shall remain in full force and effect until all Obligations pursuant to the Promissory Note have been fully and completely terminated or discharged.

         IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be executed as of the date first above written.

         THE PARTIES BY THEIR SIGNATURES HERETO ACKNOWLEDGE THAT THEY HAVE READ, UNDERSTAND AND AGREE TO THE TERMS AND PROVISIONS OF THIS

AGREEMENT.

DEBTOR:

INTEGRATED MEDICAL RESOURCES, INC., a Kansas corporation
IMR OF ARIZONA, INC., an Arizona corporation
INTEGRATED MEDICAL RESOURCES OF CALIFORNIA, INC., a California corporation INTEGRATED MEDICAL RESOURCES OF COLORADO, INC., a Colorado corporation
IMR OF CONNECTICUT, INC., a Connecticut corporation
IMR INTEGRATED DIAGNOSTICS OF FLORIDA, INC., a Florida corporation
IMR OF ILLINOIS, INC., an Illinois corporation
IMR OF INDIANA, INC., an Indiana corporation
INTEGRATED MEDICAL RESOURCES OF MASSACHUSETTS, INC., a Massachusetts
         corporation
IMR OF MICHIGAN,  INC.,  a Michigan  corporation
IMR OF NEVADA,  INC., a Nevada corporation
INTEGRATED  DIAGNOSTICS,  INC., a New York corporation
IMR OF NORTH CAROLINA,  INC.,  a  North  Carolina  corporation
IMR OF  OHIO,  INC.,  an Ohio corporation
IMR INTEGRATED DIAGNOSTICS OF OKLAHOMA, INC., an Oklahoma corporation
INTEGRATED MEDICAL RESOURCES OF PENNSYLVANIA, INC., a Pennsylvania
         corporation
IMR OF  SOUTH  CAROLINA,  INC.,  a South  Carolina  corporation
IMR  INTEGRATED DIAGNOSTICS,  INC.,  a Texas  corporation
IMR OF  VIRGINIA,  INC.,  a  Virginia corporation
IMR OF WISCONSIN, INC., a Wisconsin corporation
DIAGNOSTIC CENTER FOR MEN - PHOENIX, P.C., an Arizona professional corporation CALIFORNIA DIAGNOSTIC CENTER FOR MEN MEDICAL CLINIC, PROF. CORP., a
         California professional corporation
DIAGNOSTIC CENTER FOR MEN - DENVER,  P.C., a Colorado  professional  corporation
DIAGNOSTIC CENTER FOR MEN - TAMPA, P.A., a Florida professional association DIAGNOSTIC CENTER FOR MEN - JACKSONVILLE, P.A., a Florida professional association
DIAGNOSTIC CENTER FOR MEN - CHICAGO, S.C., an Illinois corporation DIAGNOSTIC CENTER FOR MEN - DEERFIELD, S.C., an Illinois corporation
DIAGNOSTIC CENTER FOR MEN - INDIANAPOLIS, P.C., an Indiana professional corporation
DIAGNOSTIC CENTER FOR MEN - KANSAS CITY, P.A., a Kansas professional association
DIAGNOSTIC  CENTER  FOR  MEN  -  BOSTON,  P.C.,  a  Massachusetts   professional
corporation
DIAGNOSTIC CENTER FOR MEN - DETROIT, P.C., a Michigan professional corporation
MEDICAL DIAGNOSTIC SERVICES FOR MEN - WESTCHESTER, P.C., a New York professional corporation

MEDICAL DIAGNOSTIC SERVICES FOR MEN - NEW YORK, P.C., a New York
         professional corporation
MEDICAL DIAGNOSTIC SERVICES FOR MEN - MANHATTAN, P.C., a New York
         professional corporation
MEDICAL DIAGNOSTIC SERVICES FOR MEN - BUFFALO, P.C., a New York professional corporation
DIAGNOSTIC CENTER FOR MEN - GREENSBORO/WINSTON-SALEM, P.C., a North
         Carolina professional corporation
DIAGNOSTIC CENTER FOR MEN - CLEVELAND, P.A., INC., an Ohio professional association
DIAGNOSTIC CENTER FOR MEN - COLUMBUS, P.A., INC., an Ohio professional association
DIAGNOSTIC CENTER FOR MEN - CINCINNATI, P.A., INC., an Ohio professional association
DIAGNOSTIC CENTER FOR MEN - OKLAHOMA CITY, P.C., an Oklahoma professional corporation
DIAGNOSTIC CENTER FOR MEN - PITTSBURGH, P.C., a Pennsylvania professional corporation
DIAGNOSTIC CENTER FOR MEN - PHILADELPHIA, P.C., a Pennsylvania professional corporation
DIAGNOSTIC CENTER FOR MEN - GREENVILLE, P.C., a South Carolina professional corporation
DIAGNOSTIC CENTER FOR MEN - ARLINGTON,  P.A., a Texas  professional  association
DIAGNOSTIC  CENTER FOR MEN - HOUSTON,  P.A.,  a Texas  professional  association
DIAGNOSTIC  CENTER  FOR  MEN  -  ALEXANDRIA,   P.C.,  a  Virginia   professional
corporation
DIAGNOSTIC CENTER FOR MEN - NORFOLK, P.C., a Virginia professional corporation
DIAGNOSTIC CENTER FOR MEN - MILWAUKEE, S.C., a Wisconsin corporation

                               By: /s/ T. Scott Jenkins
                                  T. Scott Jenkins or Beverly Evling
                                  Pursuant to Limited Power of Attorney

THE SECURED PARTY:

                               P & C INVESTMENTS,
                               a Kansas general partnership

                               By: /s/ Charles A. Holtgraves
                               Name:  Charles A. Holtgraves
                               Title: Partner

                        SCHEDULE 1 TO SECURITY AGREEMENT

Collateral Description

         The Debtor hereby grants to Secured Party a security interest in all of the Debtor's right, title and interest in and to the following property, wherever located, whether such property or interest therein is now owned or existing or hereafter acquired or arising (collectively, the "Collateral") (all capitalized terms to have the meanings set forth in the Uniform Commercial Code as in effect in the state in which this financing statement is filed):

          (a) All Accounts, accounts receivable, contract rights, Chattel Paper, instruments, Documents, tax refunds, insurance proceeds, General Intangibles and all other obligations of any kind arising our of or in connection with the sale or lease of Goods or the rendering of services or otherwise due the Debtor, and all rights in and to all security agreements, leases and other contracts securing or otherwise relating to any such Accounts, accounts receivable, contract rights, Chattel Paper, Instruments, Documents, General Intangibles and obligations are hereinafter collectively referred to as the "Receivables"; except receivables arising from the federal government or otherwise sponsored by the federal government, including Medicare, Medicaid and CHAMPUS, to the extent a security interest is prohibited by federal law;

          (b)  All   Fixtures,   Furniture   and   Equipment,   and  all  parts,
               accessories, attachments, special tools, additions, replacements, substitutions and accessions to or for the foregoing; and

          (c) All products and Proceeds of the property described in subsections (a) and (b) above and, to the extent not otherwise included, all payment under any insurance policy or payments (whether or not Secured Party is the loss payee thereof), and any indemnity, warranty or guaranty, payable by reason of loss or damage to or otherwise with respect to any of the foregoing collateral.

                                EXHIBIT 4(c)(ii)

                                 PROMISSORY NOTE

Date:             September 30, 1997                         Principal: $520,000
Due Date:         December 31, 1997

         FOR VALUE RECEIVED, the undersigned, INTEGRATED MEDICAL RESOURCES, INC., a Kansas corporation, IMR OF ARIZONA, INC., an Arizona corporation, INTEGRATED MEDICAL RESOURCES OF CALIFORNIA, INC., a California corporation, INTEGRATED MEDICAL RESOURCES OF COLORADO, INC., a Colorado corporation, IMR OF CONNECTICUT, INC., a Connecticut corporation, IMR INTEGRATED DIAGNOSTICS OF FLORIDA, INC.,a Florida corporation, IMR OF ILLINOIS, INC., an Illinois corporation, IMR OF INDIANA, INC., an Indiana corporation, INTEGRATED MEDICAL RESOURCES OF MASSACHUSETTS, INC., a Massachusetts corporation, IMR OF MICHIGAN, INC., a Michigan corporation, IMR OF NEVADA, INC., a Nevada corporation, INTEGRATED DIAGNOSTICS, INC., a New York corporation, IMR OF NORTH CAROLINA, INC., a North Carolina corporation, IMR OF OHIO, INC., an Ohio corporation, IMR INTEGRATED DIAGNOSTICS OF OKLAHOMA, INC., an Oklahoma corporation, INTEGRATED MEDICAL RESOURCES OF PENNSYLVANIA, INC., a Pennsylvania corporation, IMR OF SOUTH CAROLINA, INC., a South Carolina corporation, IMR INTEGRATED DIAGNOSTICS, INC., a Texas corporation, IMR OF VIRGINIA, INC., a Virginia corporation, IMR OF WISCONSIN, INC., a Wisconsin corporation, DIAGNOSTIC CENTER FOR MEN -PHOENIX, P.C., an Arizona professional corporation, CALIFORNIA DIAGNOSTIC CENTER FOR MEN MEDICAL CLINIC, PROF. CORP., a California professional corporation, DIAGNOSTIC
CENTER FOR MEN - DENVER, P.C., a Colorado professional  corporation,  DIAGNOSTIC
CENTER FOR MEN - TAMPA, P.A., a Florida professional association, DIAGNOSTIC CENTER FOR MEN - JACKSONVILLE, P.A., a Florida professional association, DIAGNOSTIC CENTER FOR MEN - CHICAGO, S.C., an Illinois corporation, DIAGNOSTIC CENTER FOR MEN - DEERFIELD, S.C., an Illinois corporation, DIAGNOSTIC CENTER FOR MEN - INDIANAPOLIS, P.C., an Indiana professional corporation, DIAGNOSTIC CENTER FOR MEN - KANSAS CITY, P.A., a Kansas professional association, DIAGNOSTIC CENTER FOR MEN - BOSTON, P.C., a Massachusetts professional corporation, DIAGNOSTIC CENTER FOR MEN - DETROIT, P.C., a Michigan professional corporation, MEDICAL DIAGNOSTIC SERVICES FOR MEN - WESTCHESTER, P.C., a New York professional corporation, MEDICAL DIAGNOSTIC SERVICES FOR MEN - NEW YORK, P.C., a New York professional corporation, MEDICAL DIAGNOSTIC SERVICES FOR MEN - MANHATTAN, P.C., a New York professional corporation, MEDICAL DIAGNOSTIC SERVICES FOR MEN - BUFFALO, P.C., a New York professional corporation, DIAGNOSTIC CENTER FOR MEN - GREENSBORO/WINSTON-SALEM, P.C., a North Carolina professional corporation,
DIAGNOSTIC CENTER FOR MEN - CLEVELAND, P.A., INC., an Ohio professional association, DIAGNOSTIC CENTER FOR MEN - COLUMBUS, P.A., INC.,an Ohio professional association, DIAGNOSTIC CENTER FOR MEN - CINCINNATI, P.A., INC., an Ohio professional association, DIAGNOSTIC CENTER FOR MEN -OKLAHOMA CITY, P.C., an Oklahoma professional corporation, DIAGNOSTIC CENTER FOR MEN - PITTSBURGH, P.C., a Pennsylvania professional corporation, DIAGNOSTIC

CENTER FOR MEN - PHILADELPHIA, P.C., a Pennsylvania professional corporation, DIAGNOSTIC CENTER FOR MEN - GREENVILLE, P.C., a South Carolina professional corporation, DIAGNOSTIC CENTER FOR MEN - ARLINGTON, P.A., a Texas professional association, DIAGNOSTIC CENTER FOR MEN - HOUSTON, P.A., a Texas professional association, DIAGNOSTIC CENTER FOR MEN - ALEXANDRIA, P.C., a Virginia professional corporation, DIAGNOSTIC CENTER FOR MEN - NORFOLK, P.C., a Virginia professional corporation, DIAGNOSTIC CENTER FOR MEN - MILWAUKEE, S.C., a Wisconsin corporation, (collectively referred to as "Maker"), do hereby promise to pay to the order of P & C INVESTMENTS, a Kansas general partnership (referred to as "Holder"), the sum of Five Hundred Twenty Thousand and No/100 ($520,000.00) Dollars, plus interest thereon at the rate of nine and one-half percent (9.5%) per annum on the outstanding principal balance. Such principal amount is to be repaid in full, together with interest on the remaining unpaid principal and a Fifty Thousand and No/100 ($50,000.00) Dollar interest payment (the "Bonus Interest Payment"), on or before December 31, 1997. The principal and interest shall be paid by the undersigned in lawful money of the United States of America, at 5425 Martindale, Shawnee, Kansas 66218, or such other address of Holder as Holder designates to Maker, as follows:

         The principal, together with interest on the remaining unpaid principal and the Bonus Interest Payment, shall be payable in full on or before December 31, 1997. This Promissory Note may be prepaid in part or in full together with accrued interest without penalty at any time.

         The net  proceeds  of this  Loan  shall be  disbursed  to the  Maker in accordance with Schedule A, attached hereto and incorporated herein by reference. From time to time, this Promissory Note may be extended or renewed in whole or in part upon mutual written agreement of Maker and Holder. As to any extension or renewal, the rate of interest thereon may be changed or fees in consideration of loan extensions may be imposed and any related right or security therefor may be waived, exchanged, surrendered, or otherwise dealt with and any of the acts mentioned in this Promissory Note may be done, all without affecting the liability of the Maker or endorsers, each of whom agrees to remain liable under said Promissory Note until the debt represented thereby is actually paid in full to Holder. The release of any party liable upon or in respect to said Promissory Note shall not release any other such party. The Maker hereby waives presentment, demand of payment, protest, and notice of non-payment, and of protest and any and all other notices and demands whatsoever. The acceptance by Holder of additional security for the performance of the terms and provisions herein contained shall not in any way affect the liability of the Maker.

         Maker expressly agrees that upon failure to pay any sums herein specified when due, or the occurrence of an Event of Default under this Promissory Note, or under any and all Agreements executed contemporaneously herewith, the entire principal debt, or so much thereof as may remain unpaid at the time, together with all accrued interest, shall, at the continuing option of Holder, become immediately due and payable, and in addition thereto, there shall be due and payable all costs incurred and, to the extent permitted by law, reasonable attorney's fees in the event collection efforts are commenced by the placement of this Promissory Note into the possession of an attorney, such reasonable attorney's fees to be paid irrespective of whether or not actions or foreclosure proceedings are commenced or continued into judgment.

         No delay on the part of the Holder in exercising any right hereunder shall operate as a waiver of any rights; acceptance of any payment after its due date shall not be deemed a waiver of the right to require prompt payment when due of all other sums; acceptance of any payment after the Holder has declared the entire indebtedness due and payable shall not cure any default of the Maker or operate as a waiver of any right of the Holder hereunder.

         Maker agrees to pay on demand any expenditures made by Holder relating to collection of amounts owed by Maker to Holder under this Promissory Note including, but not limited to, any action required to foreclose on any collateral given by Maker to Holder hereunder. At the option of Maker, all such expenditures may be added to the unpaid principal balance on this Promissory Note and become a part of and on a parity with the principal indebtedness secured by the collateral referred to herein and other instruments executed herewith, and shall accrue interest at the rate as may be payable from time to time on the original principal indebtedness or may be declared immediately due and payable.

         In no event shall interest (including any charge or fee held to be interest by a court of competent jurisdiction) accrue to be payable hereon in excess of the highest contract rate allowable by law at the time such indebtedness shall be outstanding and unpaid, and if, by reason of the acceleration of maturity of such indebtedness or for any other reason, interest in excess of the highest legal rate shall be due or paid, any such excess shall constitute and be treated as a payment on the principal hereof and shall operate to reduce such principal by the amount of such excess, or if in excess of the principal indebtedness, such excess shall be waived or refunded to the Maker.

         This Promissory Note is to be construed in accordance with the laws of the State of Kansas. If any charges made in connection with this loan at any time whatsoever or provisions hereof are judicially determined to be invalid, then the interest rate shall be reduced to an amount which is legally permissible, and that portion thereof which is declared invalid shall not affect the remaining provisions hereof.

         The Security Agreement between Integrated Medical Resources, Inc. and P & C Investments of even date herewith (the "Security Agreement") shall constitute security for the payment in full performance of this obligation as well as all expenditures made and sums advanced on principal hereunder.
Incorporated herein by reference are the terms, conditions, covenants, representations, and warranties of the Security Agreement and any other instrument securing this Promissory Note, all of even date herewith.

         In this Promissory Note and any instrument securing the payment of the same, the singular shall include the plural; the masculine shall include the feminine and the neuter genders; "maker" or "undersigned" shall include the Maker, endorser, guarantor, and assumer. In the event this Promissory Note is executed, endorsed, guaranteed, or assumed by more than one person and/or firm, and/or corporations, all of the obligations herein contained shall be joint and several as among all of said parties. All persons liable, either now or hereafter, for the payment of this Promissory Note shall be jointly and severally liable, and waive presentment, demand, protest, and notice of non-payment and of protest, and agree that any modifications of the terms of payment or extension of time or payment shall in no way impair its/their joint and several liability.

         IN WITNESS WHEREOF, the undersigned hereby executes this Promissory Note on the date first above written.

MAKER:

INTEGRATED MEDICAL RESOURCES, INC., a Kansas corporation
IMR OF ARIZONA, INC., an Arizona corporation
INTEGRATED MEDICAL RESOURCES OF CALIFORNIA, INC., a California corporation INTEGRATED MEDICAL RESOURCES OF COLORADO, INC., a Colorado corporation
IMR OF CONNECTICUT, INC., a Connecticut corporation
IMR INTEGRATED DIAGNOSTICS OF FLORIDA, INC., a Florida corporation
IMR OF ILLINOIS, INC., an Illinois corporation
IMR OF INDIANA, INC., an Indiana corporation
INTEGRATED MEDICAL RESOURCES OF MASSACHUSETTS, INC., a Massachusetts
         corporation
IMR OF MICHIGAN,  INC.,  a Michigan  corporation
IMR OF NEVADA,  INC., a Nevada corporation
INTEGRATED  DIAGNOSTICS,  INC., a New York corporation
IMR OF NORTH CAROLINA,  INC.,  a  North  Carolina  corporation
IMR OF  OHIO,  INC.,  an Ohio corporation
IMR INTEGRATED DIAGNOSTICS OF OKLAHOMA, INC., an Oklahoma corporation
INTEGRATED MEDICAL RESOURCES OF PENNSYLVANIA, INC., a Pennsylvania
         corporation
IMR OF  SOUTH  CAROLINA,  INC.,  a South  Carolina  corporation
IMR  INTEGRATED DIAGNOSTICS,  INC.,  a Texas  corporation
IMR OF  VIRGINIA,  INC.,  a  Virginia corporation
IMR OF WISCONSIN, INC., a Wisconsin corporation
DIAGNOSTIC CENTER FOR MEN - PHOENIX, P.C., an Arizona professional corporation CALIFORNIA DIAGNOSTIC CENTER FOR MEN MEDICAL CLINIC, PROF. CORP., a
         California professional corporation
DIAGNOSTIC CENTER FOR MEN - DENVER,  P.C., a Colorado  professional  corporation
DIAGNOSTIC CENTER FOR MEN - TAMPA, P.A., a Florida professional association DIAGNOSTIC CENTER FOR MEN - JACKSONVILLE, P.A., a Florida professional association
DIAGNOSTIC CENTER FOR MEN - CHICAGO,  S.C., an Illinois  corporation
DIAGNOSTIC CENTER FOR MEN - DEERFIELD,  S.C., an Illinois corporation
DIAGNOSTIC CENTER FOR MEN - INDIANAPOLIS, P.C., an Indiana professional corporation
DIAGNOSTIC CENTER FOR MEN - KANSAS CITY, P.A., a Kansas professional association
DIAGNOSTIC  CENTER  FOR  MEN  -  BOSTON,  P.C.,  a  Massachusetts   professional
         corporation
DIAGNOSTIC CENTER FOR MEN - DETROIT,  P.C., a Michigan professional corporation
MEDICAL DIAGNOSTIC SERVICES FOR MEN - WESTCHESTER, P.C., a New York professional corporation

MEDICAL DIAGNOSTIC SERVICES FOR MEN - NEW YORK, P.C., a New York
         professional corporation
MEDICAL DIAGNOSTIC SERVICES FOR MEN - MANHATTAN, P.C., a New York
         professional corporation
MEDICAL DIAGNOSTIC SERVICES FOR MEN - BUFFALO, P.C., a New York professional corporation
DIAGNOSTIC CENTER FOR MEN - GREENSBORO/WINSTON-SALEM, P.C., a North
         Carolina professional corporation
DIAGNOSTIC CENTER FOR MEN - CLEVELAND, P.A., INC., an Ohio professional association
DIAGNOSTIC CENTER FOR MEN - COLUMBUS, P.A., INC., an Ohio professional association
DIAGNOSTIC CENTER FOR MEN - CINCINNATI, P.A., INC., an Ohio professional association
DIAGNOSTIC CENTER FOR MEN - OKLAHOMA CITY, P.C., an Oklahoma professional corporation
DIAGNOSTIC CENTER FOR MEN - PITTSBURGH, P.C., a Pennsylvania professional corporation
DIAGNOSTIC CENTER FOR MEN - PHILADELPHIA, P.C., a Pennsylvania professional corporation
DIAGNOSTIC CENTER FOR MEN - GREENVILLE, P.C., a South Carolina professional corporation
DIAGNOSTIC CENTER FOR MEN - ARLINGTON,  P.A., a Texas  professional  association
DIAGNOSTIC  CENTER FOR MEN - HOUSTON,  P.A.,  a Texas  professional  association
DIAGNOSTIC  CENTER  FOR  MEN  -  ALEXANDRIA,   P.C.,  a  Virginia   professional
corporation DIAGNOSTIC CENTER FOR MEN - NORFOLK, P.C., a Virginia professional corporation DIAGNOSTIC CENTER FOR MEN - MILWAUKEE, S.C., a Wisconsin corporation

                                      By: /s/ T. Scott Jenkins
                                         T.Scott Jenkins or Beverly Evling
                                         Pursuant to Limited Power of Attorney

                                   SCHEDULE A

                            SCHEDULE OF DISBURSEMENT

                          INTEGRATED MEDICAL RESOURCES
                          ALLOCATION OF LOAN PROCEEDS

                        USING 6-30-97 FIXED ASSET COSTS

        SUB              CLINIC                          %         ALLOCATION
---------------------    ------                        ------      ----------

IMR                                     1,128,281      25.25%      123,706

ARIZONA                  PHX               88,936       1.99%        9,751

CALIFORNIA               LGH              111,465
                         SDG              151,623
                         PAS               92,217
                         SJO              130,384
                         WAL              106,819
                                       ----------
                                          592,508      13.26%       64,963

COLORADO                 DEN               10,681       0.24%        1,171

CONNECTICUT              HAR              154,307       3.45%       16,918

FLORIDA                  TAM              115,089
                         JAX               88,250
                                          -------
                                          203,339       4.55%       22,294

ILLINOIS                 CH1              134,698
                         CH2              135,238
                                          -------
                                          269,936       6.04%       29,596

INDIANA                  IND                9,868       0.22%        1,082

KANSAS                   MKC              215,385       4.82%       23,615

MASSACHUSETTS            BOS               23,703       0.53%        2,599

                          INTEGRATED MEDICAL RESOURCES
                           ALLOCATION OF LOAN PROCEEDS

                         USING 6-30-97 FIXED ASSET COSTS

        SUB              CLINIC                          %         ALLOCATION

---------------------    ------                        ------      ----------

MICHIGAN                 DET               33,048       0.74%        3,623

NEVADA                   LVG              128,542       2.88%       14,093

NEW YORK                 NYC               82,847
                         TAR               24,264
                         MAN              133,638
                         BUF               88,374
                                          -------
                                          329,123       7.36%       36,085

NORTH CAROLINA           GWS               13,436       0.30%        1,473

OHIO                     COL              161,688
                         CLE              139,963
                         CIN               64,112
                                          -------
                                          365,763       8.18%       40,103

OKLAHOMA                 OKC               98,510       2.20%       10,801

PENNSYLVANIA             PGH               36,546
                         PHL               20,372
                                           ------
                                           56,918       1.27%        6,241

SOUTH CAROLINA           GSF                1,638       0.04%          180

TEXAS                    ARL              240,913
                         HOU              182,741
                                          -------
                                          423,654       9.18%       46,450

                          INTEGRATED MEDICAL RESOURCES
                           ALLOCATION OF LOAN PROCEEDS

                         USING 6-30-97 FIXED ASSET COSTS

        SUB              CLINIC                          %         ALLOCATION

---------------------    ------                        ------      ----------

VIRGINIA                 WAS               99,065
                         NOR              109,141
                                          -------
                                          208,206       4.66%       22,828

WISCONSIN                MIL              113,343       2.54%       12,427

                                        ----------     ------      -------

TOTAL OF SUBS                           4,469,125      100.0%      490,000
                                        =========      =====       =======

                                  EXHIBIT 4(d)

                      REVOLVING LOAN AND SECURITY AGREEMENT
                                  No. 97-10-099

        THIS REVOLVING LOAN AND SECURITY AGREEMENT ("Agreement") is dated and effective as of October 23, 1997 ("Effective Date") by and between DVI Business Credit Corporation, a Delaware corporation ("Lender"), and Integrated Medical Resources, Inc., a Kansas corporation and the entities listed on Exhibit B attached hereto and made a part hereof ("Borrower") .

                                    SECTION 1

                                   DEFINITIONS

     Section 1.1 Specific Definitions. The following definitions shall apply:
               (a) "Account Debtors" shall mean Borrower's and Clinic's, as applicable, customers and all other persons who are obligated or indebted to Borrower or Clinic, as applicable, in any manner, whether directly or indirectly, primarily or secondarily, contingently or otherwise, with respect to Accounts.

               (b) "Accounts" shall mean all accounts, accounts receivable, monies and debt obligations in any form owing to Borrower (whether arising in connection with contracts, contract rights, instruments, general intangibles or chattel paper) arising out of the rendition of services by Borrower or Clinic, as applicable, whether or not earned by performance; all deposit accounts, credit insurance, guaranties, letters of credit, advises of credit and other security for any of the above; Borrower's Books relating to any of the foregoing.

               (c) "Advance" shall mean an advance of loan proceeds constituting all or a part of the Loan.

               (d) "Borrower's Books" shall mean all of Borrower's books and records including but not limited to: minute books, ledgers; records indicating, summarizing or evidencing Borrower's assets, liabilities and the Accounts; all information relating to Borrower's business operations or financial condition; and all computer programs, disk or tape files, printouts, runs and other computer-prepared information and the equipment containing such information; provided, however, that confidential patient records shall not be included therein, except to the extent otherwise provided by law.

               (e) "Borrowing Base" shall mean, on the date of determination thereof, an amount equal to the sum of eighty-five percent (85%) of the Net Collectible Value for each type of Eligible Account.

               (f) "Cash Flow Percentage": as of any day, a fraction (a) the numerator of which is equal to (i) the aggregate collections received during the two immediately preceding calendar months in respect of Eligible Accounts receivable divided by (ii) 2.0 and (b) the denominator of which is an amount equal to the average daily aggregate NCV of Eligible Accounts receivable during such two immediately preceding calendar months.

               (g) "Closing Date" shall mean the date of the first Advance of the Loan.

               (h) "Clinics" shall mean collectively the entities which are contractually obligated to Borrower under a Service Agreement which include, but not limited to, the entities described on Schedule 1.1(h).

               (i) "Clinic Collateral" shall mean the Collateral, as defined in the Security Agreement.

               (j) "Collateral" shall have the meaning specified in Section 3.1 hereof.

               (k)  "Commitment  Amount"  shall  have the  meaning  set forth in
Section 2.1.

               (l) "Distribution" shall mean, with respect to any shares of capital stock or any warrant or right to acquire shares of capital stock or any other equity security, (i) the retirement, redemption, purchase or other acquisition, directly or indirectly, for value by the issuer of any such security, except to the extent that the consideration therefore consists of shares of stock, (ii) the declaration or (without duplication) payment of any dividend in cash, directly or indirectly, on or with respect to any such security, (iii) any investment in the holder of five percent (5%) or more of any such security if a purpose of such investment is to avoid characterization of the transaction as a Distribution, and

(iv) any other cash payment constituting a distribution under applicable laws with respect to such security.

               (m) "Eligible Accounts" shall mean (i) Borrower's accounts receivable from commercial insurance, Medicare, HMO/PPO payors (referred to as "Retail Accounts") which have been due and payable for one hundred eighty (180) or fewer days from the date of service, and Borrower's accounts receivable under contracts with hospitals and other similar health service providers (referred to as "Institutional Accounts") which have been due and payable for one hundred eighty (180) or fewer days from the date of service, and (ii) Clinic's Retail Accounts which have been due and payable for one hundred eighty (180) or fewer days from the date of service, to the extent that (A) such Clinic Accounts are pledged under the Security Agreement and (B) such pledge, as determined by Lender from time to time, in its reasonable discretion, is not likely to constitute a fraudulent conveyance or transfer under applicable law.

               (n) "ERISA" means the Employee Retirement Income Security Act of 1974, as amended, and all references to sections thereof shall include such sections and any predecessor provisions thereto, including any rules or regulations issued in connection therewith.

               (o)  "Event of  Default"  shall  have the  meaning  specified  in
Section 10 hereof.

               (p) "Fair Value" means (i) with respect to Borrower's assets, if Net Fair Value is being determined as of a date on or prior to the first anniversary of the date hereof, the lower of (1) the value of such assets as determined in accordance with Bankruptcy Code ss.548 or (2) the value of such assets as determined in accordance with the state fraudulent conveyance or fraudulent transfer law that would be applicable to the determination whether the obligations and/or the security interest relating thereto would constitute a fraudulent conveyance or a fraudulent transfer (the "Applicable State Law"),
(ii) with respect to Borrower's assets, if Net Fair Value is being determined as of a date after the first anniversary of the date hereof, the value of such assets as determined in accordance with the Applicable State Law, (iii) with respect to Borrower's liabilities, if Net Fair Value is being determined as of a date on or prior to the first anniversary of the date hereof, the lower of (1) the value of such liabilities as determined in accordance with Bankruptcy Code ss.548 or (2) the value of such liabilities as determined in accordance with the Applicable State Law, and (iv) with respect to Borrower's liabilities, if Net Fair Value is being determined as of a date after the first anniversary of the date hereof, the value of such liabilities as determined in accordance with the Applicable State Law.

               (q) "GAAP" means generally accepted accounting principles set forth in the opinions of the Accounting Principles Board of the American Institute of Certified Public Accountants and/or in statements of the Financial Accounting Standards Board, consistently applied.

               (r) "Governmental Authority" shall mean any governmental or political subdivision or any agency, authority, bureau, central bank, commission, department or instrumentality thereof, or any court, tribunal, grand jury or arbitrator, in any case whether foreign or domestic.

               (s) "Health Care Laws" shall mean all federal, state and local laws specifically relating to health care providers and health care services, including, but not limited to, Section 1877(a) of the Social Security Act as amended by the Omnibus Budget Reconciliation Act of 1993, 42 USC ss. 1395nn.

               (t) "Indebtedness" of a Person shall mean (i) all items (except items of capital stock, capital or paid-in surplus or of retained earnings) which, in accordance with GAAP, would be included in determining total liabilities as shown on the liability side of the balance sheet of such Person as of the date as of which Indebtedness is to be determined, including any lease which, in accordance with GAAP would constitute indebtedness; (ii) all indebtedness secured by any mortgage, pledge, security, lien or conditional sale or other title retention agreement to which any property or asset owned or held by such Person is subject, whether or not the indebtedness secured thereby shall have been assumed; and (iii) all indebtedness of others which such Person has directly or indirectly guaranteed, endorsed (otherwise than for the collection or deposit in the ordinary course of business), discounted or sold with recourse or agreed (contingently or otherwise) to purchase or repurchase or otherwise acquire, or in respect of which such Person has agreed to supply or advance funds (whether by way of loan, stock or equity purchase, capital contribution or otherwise) or otherwise to become directly or indirectly liable.

               (u) "Lender Expenses" shall mean (i) all costs or expenses (including, without limitation, taxes and insurance premiums) required to be paid by Borrower under this Agreement or under any of the other Loan

Documents that are paid or advanced by Lender; (ii)filing, recording, publication and search fees paid or incurred by Lender in connection with Lender's transactions with Borrower and Clinic; (iii) reasonable costs and expenses incurred by Lender to correct any Event of Default or enforce any provision of the Loan Documents or in gaining possession of, maintaining, handling, preserving, storing, shipping, selling, and preparing for sale or advertising to sell the Collateral, whether or not a sale is consummated, after the occurrence of an Event of Default; (iv) reasonable costs and expenses of suit incurred by Lender in enforcing or defending the Loan Documents or any portion thereof; (v) costs and expenses incurred by Lender to convert any data submitted to Lender by Borrower or Clinic to an acceptable form; and (vi)
Lender's reasonable attorney fees and expenses incurred (before or after execution of this Agreement) in advising Lender with respect to, or in structuring, drafting, reviewing, negotiating, amending, terminating, enforcing, defending or otherwise concerning, the Loan Documents or any portion thereof, irrespective of whether suit is brought.

               (v) "Lien" shall mean any security interest, mortgage, pledge, assignment, lien or other encumbrance of any kind, including any interest of a vendor under a conditional sale contract or consignment and any interest of a lessor under a capital lease.

               (w) "Loan" shall mean each loan or any other loan or loans made by Lender to Borrower pursuant to this Agreement.

               (x) "Loan Availability" shall mean the lesser of (a) the Commitment Amount or (b) the Borrowing Base minus the aggregate Advances and other Obligations outstanding under this Agreement.

               (y) "Loan and Security Agreement" means the Loan and Security Agreement dated as of the date hereof by and among DVI Financial Services Inc. ("DVIF") and Borrower.

               (z) "Loan Documents" shall mean (i) this Agreement; (ii) the Note; (iii) any other agreements or documents hereafter delivered to secure repayment of the Loan; (iv) the Lock Box Agreement; (v) the Security Agreement; and (vi) any other certificates, documents, instruments, or financing statements delivered by Borrower or Clinic, as applicable, to Lender pursuant to the terms of this Agreement or the Security Agreement, as applicable.

               (aa) "Lock Box Agreement" shall mean those certain Lock Box Agreements between Borrower or Clinic, as applicable, and lock box servicer(s) ("Servicer(s)") chosen by Lender and Borrower or Clinic, as applicable, and the letter of instructions with respect thereto among Lender, Borrower or Clinic, as applicable, and Servicer.

               (bb) "Net Collectible Percentage" shall mean the percentages described on Exhibit A attached hereto. In accordance with Section 5.4, the Net Collectible Percentage may change from time to time in Lender's sole and absolute discretion, written notification of which shall be given to Borrower by Lender.

               (cc) "Net Collectible Value" shall mean, for each type of Eligible Account, the Net Collectible Percentage times the aggregate current outstanding amount for such type of Eligible Account.

               (dd) "Net Fair Value" the amount by which the Fair Value of Borrower's assets exceeds the Fair Value of Borrower's liabilities (including contingent liabilities).

               (ee) "Note" shall mean the Secured Promissory Note executed by Borrower pursuant to the terms of this Agreement.

               (ff)  "Obligations"  means  (i)  all  obligations   (monetary  or
otherwise) of Borrower arising under or in connection with this Agreement, the Note and all other Loan Documents.

               (gg) "Permitted Liens" shall mean (i) Liens for property taxes and assessments or governmental charges or levies and Liens securing claims or demands of mechanics and materialmen, provided that payment thereof is not yet due or is being contested as permitted in this Agreement; (ii) Liens of or resulting from any judgment or award, the time for the appeal or petition for rehearing of which has not expired, or in respect of which Borrower is in good faith prosecuting an appeal or proceeding for a review and in respect of which a stay of execution pending such appeal or proceeding for review has been secured;
(iii) Liens and priority claims incidental to the conduct of business or the ownership of properties and assets (including warehouse's and attorney's Liens and statutory landlord's Liens); deposits, pledges or Liens to secure the performance of bids, tenders, or trade contracts, or to secure statutory obligations; and
surety or appeal bonds or other Liens of like general nature incurred in the ordinary course of business and not in connection with the borrowing of money; provided that in each case the obligation secured is not overdue or, if overdue, is being contested in good faith by appropriate actions or proceedings; and further provided that any such warehouse's or statutory landlord's Liens have been subordinated to the Liens of Lender in a manner satisfactory to Lender; and (iv) Liens existing on the date of this Agreement that secure Indebtedness of Borrower outstanding on such date and that are disclosed on
Schedule 1.1 hereto;

               (hh) "Person" shall mean an individual, corporation, partnership, limited liability company, trust, unincorporated association, joint venture, joint-stock company, government (including political subdivisions), Governmental Authority or any other entity.

               (ii) "Prime Rate" shall mean the rate of interest announced publicly by Bank of America from time to time as its prime rate.

               (jj) "Proceeds" shall mean all proceeds and products of Collateral and documents covering Collateral; all property received wholly or partly in trade or exchange for Collateral; all claims against third parties arising out of damage, destruction or decrease in value of the Collateral; all leases of Collateral; and all rents, revenues, issues, profits and proceeds arising from the sale, lease, license, encumbrance, collection or any other temporary or permanent disposition of the Collateral or any interest therein.

               (kk) "Security Agreement" shall mean the Security Agreement, dated as of the date hereof, by and among Lender and the Clinics.

               (ll) "Subordinate Obligations" shall mean all Indebtedness of Borrower subordinated to the Obligations pursuant to subordination and/or intercreditor agreements in form satisfactory to Lender.

               (mm) "Termination Date" shall mean the last day of any term as to which a written notice of non-renewal pursuant to Section 2.7 has been received.

               (nn) "Unmatured Default" shall mean any event or condition that, with notice, passage of time, or a determination by Lender or any combination of the foregoing would constitute an Event of Default.

     Section 1.2. Generally Accepted Accounting Principles and Uniform Commercial Code. All financial terms used in this Agreement, other than those defined in this Section 1, have the meanings accorded to them under GAAP. All other terms used in this Agreement, other than those defined in this Section 1, have the meanings accorded to them in the Uniform Commercial Code as enacted in any applicable jurisdiction.

     Section 1.3. Construction

               (a) Unless the context of this Agreement clearly requires otherwise, the plural includes the singular, the singular includes the plural, the part includes the whole, "including" is not limiting, and "or" has the inclusive meaning of the phrase "and/or." The words "hereof," "herein,"
"hereby," "hereunder" and other similar terms in this Agreement refer to this Agreement as a whole and not exclusively to any particular provision of this Agreement.

               (b) Neither this Agreement nor any uncertainty or ambiguity herein shall be construed or resolved against Lender or Borrower, whether under any rule of construction or otherwise. On the contrary, this Agreement has been reviewed by each of the parties and its counsel and shall be construed and interpreted according to the ordinary meaning of the words used so as to accomplish the purposes and intentions of all parties hereto fairly.

                                    SECTION 2

                                      LOAN

     Section 2.1 The Loan. Subject to the terms and conditions and relying on the representations and warranties set forth herein, Lender agrees to make Advances to Borrower from time to time in an aggregate amount not to exceed the least of (i) Five Million and 00/100 Dollars ($5,000,000.00) (the "Commitment Amount"), or (ii) the Borrowing Base. Within the limits of the Loan Availability, Borrower may borrow, make repayments pursuant to Section 2.4 and reborrow. If, at any time, the aggregate Advances and other Obligations outstanding exceed the then Loan Availability, then Borrower shall pay to Lender a sum sufficient to reduce the Advances and other Obligations outstanding to an amount not greater than the Loan Availability. Notwithstanding the foregoing, Lender has agreed to extend an initial overadvance of $250,000. To the extent such overadvance is not adjusted, Borrower must repay such overadvance at the time of the next equity investment of $250,000 or more. Lender's commitment to make Advances shall expire, and the amount of the Loan then outstanding shall mature and be repaid by Borrower, without further action on the part of Lender, on the Termination Date.

     Section 2.2 Note. All Loans made by the Lender under this Agreement shall be evidenced by, and repaid with interest in accordance with, a single promissory note of Borrower in substantially the form of Exhibit 2.02 duly completed, in the original principal amount equal to the initial Commitment Amount, dated the Effective Date, payable to the Lender and maturing as to principal on the Termination Date (the "Note"). The amount of each Advance and payment of principal amount received by the Lender shall be recorded in the books and records of the Lender, which books and records shall, in the absence of manifest error, be conclusive as to the outstanding balance of and other information related to the Loan. Lender shall be entitled at any time to endorse on a schedule attached to the Note the amount and type of each Advance and information relating thereto.

     Section 2.3 The Borrowing Base. On a weekly basis the Borrowing Base will be recalculated by adding weekly billings to the prior week's Eligible Accounts and subtracting deposits and adjustments, if applicable, and then multiplying this amount by the Net Collectible Percentage. The Borrowing Base shall be calculated on the basis of the reports delivered to Lender pursuant to Section 5.4.

     Section 2.4 Notice of Borrowing.  Whenever Borrower desires to borrow under
Section 2.1, Borrower shall deliver to Lender a Drawdown Request Form, in a form reasonably satisfactory to Lender, signed by an authorized officer no later than 2:00 p.m. Pacific Standard Time at least one (1) business day in advance of the proposed funding date. The Drawdown Request Form shall specify (i) the funding date (which shall be a business day) with respect to the requested Loan and (ii) the amount of the proposed Advance.

     Section 2.5 Use of Proceeds. The proceeds of the Loan shall be used by Borrower to provide for working capital.

     Section 2.6 Loan Repayment Via Lock Box/Servicer Account. Upon the execution hereof, Borrower shall become a party to the Tri-Party Remittance Banking Agreement ("Lock Box Agreement") which provides for the receipt and processing of Account payments. Borrower shall irrevocably direct: (i) all non-government payors, including patient pay receivables, to remit payment to the Servicer's post office box in Lender's name and control, and (ii) all government payors to remit payment to a second post office box of such Servicer in Borrower's name. Prior to funding and upon receipt of the lock box post office box number(s), Borrower shall provide Lender re-direct letters (in a form satisfactory to Lender) to all of Borrower's payors on Borrower's letterhead, including envelopes for Lender to process and mail (Lender will add postage which shall be charged to Borrower). The Lock Box Agreement provides for the Servicer to deposit daily all receipts of the post office boxes into deposit accounts, with non-government payor receipts paid into an account subject to Lender's control and, government payor receipts paid into an account in Borrower's name; such accounts shall be (i) at a financial institution acceptable to Lender, and (ii) governed by terms and conditions acceptable to Lender. Borrower agrees and acknowledges that all government payor receipts will be immediately transferred to an account in the name and control of Lender. Upon collectibility, deposits (net of fees) shall be applied to reduce the Loan balance including Advances, interest, fees, all charges and other payments, if applicable. Deposits/receipts will reduce the Borrowing Base in accordance with
Section 2.3 above. Any receipts (net of such Servicer's fees) remaining after all such payments to Lender will be paid to Borrower within 24 hours of availability. Borrower shall bear all charges for establishing and maintaining the post office box accounts and all bank charges for such deposit accounts. Lender shall deduct from the deposit accounts all sums Borrower owes to it hereunder, including fees, interest, reimbursements and principal payments. Any Obligations not paid by such deduction shall be satisfied by direct payment to Lender at 4041 MacArthur Blvd., Suite 401, Newport Beach, California 92660. Any amounts hereunder not paid as agreed shall be assessed a late payment penalty of five percent (5%).

     (b) Borrower is indebted to DVIF pursuant to the Loan and Security Agreement. Borrower will make payments on the Loan and Security Agreement ("DVIF Payments") by having Lender deduct from the Lock Box Accounts the amount of each of the DVIF Payments when due in accordance with the Loan and Security Agreement, in addition to the payments required under this Agreement. Borrower agrees that Lender will first deduct from the Lock Box Accounts payments due to Lender under this Agreement, and then, to the extent that there are sufficient funds remaining, deduct the DVIF Payments and remit such payments to DVIF. Any funds remaining in the deposit accounts after all such payments have been made shall be remitted to Borrower as provided in Section 2.6(a).

     Section 2.7. Term of Agreement; Prepayment. The Term of this Agreement is two (2) years from the Effective Date and is non-cancelable. This Agreement shall be renewed for consecutive one (1) year terms unless this Agreement is terminated, effective as of the last day of a term, by written notice by Lender or Borrower no later than thirty (30) days before the expiration of such term. All of Lender's obligations, responsibilities and duties shall cease upon the date of termination of this Agreement, except for its obligation to remit excess receipts from the lock box deposit accounts in accordance with the terms of this Agreement.

     Section 2.8 Lender's Fee. Upon execution hereof, Lender shall be entitled to an origination fee equal to one percent (1.0%) of the Commitment Amount, less $25,000.00 currently on deposit. Increases to the Commitment Amount during the term will be charged on the incremental increase at the same origination percentage. On or before the first day of each month following the Effective Date, Borrower shall pay Lender a monthly maintenance fee of Two Thousand Five Hundred and 00/100 Dollars ($2,500.00). On or before the first day of each month following the Effective Date, Borrower shall pay Lender an unutilized loan fee of equal to one half of one percent (.5%) of the difference between the Commitment Amount and the average outstanding Loan amount as of the previous month. Lender's fees will be deducted, when due, directly from receipts deposited in accordance with Section 2.6.

     Section 2.9 Interest on the Loans. All Advances shall bear interest on the unpaid principal amount thereof from the date made until paid in full at a fluctuating rate equal to the Prime Rate plus two and one half percent (2.5%). Interest shall be payable monthly in arrears on the first day of each month for the preceding month. Interest shall be calculated on the basis of a year of 360 days, but for the actual number of days elapsed. Interest accrued but not paid pursuant to Section 2.6 shall be treated as an Advance if not otherwise paid within five (5) days of the end of the month in which it accrues.

     Section 2.10 Conditions to the Closing. Lender's obligation to make the initial Advance hereunder on the Closing Date is subject to Lender's determination that Borrower as of the date of the Advance has satisfied, and continues to satisfy, the following conditions:

     (a) The representations and warranties set forth in this Agreement and in the other Loan Documents shall be true and correct on and as of the date hereof and shall be true and correct in all material respects as of the Closing Date and Borrower shall have performed all obligations which were to have been performed by it hereunder.

     (b) Borrower shall have executed and delivered to Lender (or shall cause to be executed and delivered to Lender by the appropriate Persons) the following:

                       (i)  this Agreement;

                      (ii)  the Note;

                     (iii) UCC-1 Financing Statements with Borrower and Clinic, as applicable, as Debtors thereunder;

                      (iv) UCC Assignments showing Lender as assignee under the UCC-1 Financing Statements filed by Borrower, as Secured Party, and Clinic, as Debtor;

                       (v) UCC Assignments showing Lender as assignee under the UCC-1 Financing Statements filed by Borrower, as Purchaser of accounts and Clinic as seller thereof;

                      (vi)  the Lock Box Agreement;

                     (vii)  Payor redirect letters;

                    (viii) pay-off letters, UCC Termination Statements and Lien Releases as required to grant Lender a first priority security interest other than Permitted Liens in Collateral pledged as security for repayment of the Loan;

                      (ix)  certified  copies  of  resolutions  of the  Board of
Directors  of  Borrower  authorizing   the   execution   and  delivery  of  Loan
Documents  to be  executed  by Borrower;

                       (x) copies of the Articles of Incorporation of Borrower certified by the Secretary of State of the applicable issuing state;

                      (xi) a certificate from an officer of Borrower indicating that the representations and warranties contained herein are true and correct as of the Closing Date;

                     (xii)  the Loan and Security Agreement;

                    (xiii) the Collateral Assignment and Security Interest agreement along with the original Promissory Notes and Security Agreements and endorsement of such Promissory Notes, and the original Lease Agreements and the Acknowledgment thereto executed by the Clinic; and

                     (xiv)  the Security Agreement.

               (c) Neither an Event of Default nor an Unmatured Default shall have occurred and be continuing as of the Closing Date,

               (d) Borrower or Clinic shall not have suffered a material adverse change in its business, operations or financial condition from that reflected in the Financial Statements of Borrower or Clinic delivered to Lender or otherwise.

               (e)  Lender  shall  have  received  such  additional   supporting
documents, certificates and assurances as Lender shall reasonably request which shall be satisfactory to Lender in form and substance.

     Section 2.11. If there is more than one Borrower, the obligations hereunder are joint and several obligations of the Borrowers. Notwithstanding any other provision hereof, a Borrower's liability for the obligations at any time shall not exceed the greater of (1) the sum of (a) the total principal of the obligations that such Borrower directly or indirectly received and (b) the interest and expenses accrued with respect to such principal, and (2) the greater of (a) ninety-five percent (95%) of such Borrower's Net Fair Value on the date hereof, or (b) ninety-five percent (95%) of such Borrower's highest Net Fair Value during the period commencing after such date and terminating on the date of determination of liability hereunder.

     Section 2.12. Borrower Authorizations. Each Borrower, in its capacity as a guarantor of the Obligations hereunder and not in its capacity as a borrower hereunder, authorizes Lender, without notice or demand and without affecting its liability hereunder, from time to time to (a) renew, extend, or otherwise change the terms hereof; (b) take and hold security for the payment of the Obligations hereunder, and exchange, enforce, waive and release any such security; and (c) apply such security and direct the order or manner of sale thereof as Lender, in its sole discretion, may determine.

     Section 2.13. Borrower Waivers. Each Borrower, in its capacity as a guarantor of the Obligations hereunder and not in its capacity as a borrower hereunder, waives any right to require Lender to (a) proceed against another Borrower; (b) proceed against or exhaust any security held from another
Borrower; or (c) pursue any other remedy in Lender's power. Lender may, at its election, exercise or decline or fail to exercise any right or remedy it may have against another Borrower or any security held by Lender, including, without limitation, the right to foreclose upon any such security by judicial or nonjudicial sale, without affecting or impairing in any way the Borrower's guarantor liability with respect to the Obligations. Each Borrower, in its capacity as a guarantor of the Obligations hereunder and not in its capacity as a borrower hereunder, waives any defense arising by reason of any disability or other defense of another Borrower or by reason of the cessation from any cause whatsoever of another Borrower's liability for the Obligations. Each Borrower, in its capacity as a guarantor of the Obligations hereunder and not in its capacity as a borrower hereunder, waives (I); any setoff, defense or counterclaim that it may have against Lender, (ii) any defense arising out of the absence, impairment or loss of any right of reimbursement or subrogation or any other rights against another Borrower, (iii) all presentments, demands for performance, notices of nonperformance, protests, notices of protest, notices of dishonor, and notices of acceptance of such Borrower's guaranty of the Obligations and of the existence, creation, or incurring of new or additional indebtedness, and (iv) any right to terminate its liability with respect to another Borrower's liability, and (v) any defense to its liability with respect to another Borrower's liability for the Obligations based on (A) any changes to this Agreement, (B) any impairment or suspension of Lender's rights and remedies against such other Borrower, (C) any obligations of Lender to proceed first against such other Borrower or any of such other Borrower's assets, (D) any obligation of Lender to marshall Collateral or other assets, (E) any law providing that a guarantor's obligations to a lender may not be greater than the obligations of the principal debtor whose obligations are guaranteed, and (F) any law providing that a guarantor is released from liability for guaranteed obligations to the extent that the principal debtor is not liable for such obligations. Each Borrower assumes the responsibility for being and keeping itself informed of the financial condition of the other Borrowers and of all other circumstances bearing upon the risk of nonpayment of any Obligations hereunder, warrants to Lender that it will keep so informed, and agrees that absent a request for particular information by it, Lender shall have no duty to advise it of information known to Lender regarding such condition or any such circumstances.

                                    SECTION 3

                                SECURITY INTEREST
     Section 3.1 Grant of Security Interest. In order to secure prompt payment and performance of all Obligations, Borrower hereby grants to Lender a continuing first-priority pledge and security interest all of Borrower's present and future Accounts, contract rights, including, but not limited to, the Services Agreements, Promissory Notes, and Security Agreements, and equipment Lease Agreements listed on Exhibit C which is attached hereto and made a part hereof (the "Collateral"), whether now owned or existing or hereafter acquired or arising and regardless of where located, subject only to Permitted Liens. This security interest in the Collateral shall attach to all Collateral without further action on the part of Lender or Borrower. The Collateral shall be subject in each case only to Permitted Liens together with such third-party consents, lien waivers and estoppel certificates as Lender shall reasonably require.

     The Collateral, as defined in the Loan and Security Agreement dated as of the date hereof, shall also secure all Obligations of Borrower under this Agreement.

                                    SECTION 4

                            SPECIFIC REPRESENTATIONS

     Section 4.1. Name of Borrower

     (a) The exact name of Borrower is (See Exhibit D attached hereto and made a part hereof). Borrower was organized under the laws of the State of (See Exhibit D attached hereto and made a part hereof. The following are all previous legal names of Borrower: Male Sexual Health Resources, Inc. Borrower uses the following trade names: None. The following are all other trade names used by Borrower in the past: None.

     Section 4.2 Mergers and Consolidations. Except as disclosed on Schedule 4.2, no entity has merged into any of Borrower or been consolidated with Borrower.

     Sections 4.3 Purchase of Assets. Except as disclosed on Schedule 4.3 no entity has sold substantially all of its assets to Borrower or sold assets to Borrower outside the ordinary course of such seller's business at any time in the past.

     Section 4.4 Change of Name of Identity. Borrower shall not change its name,
business   structure  or  identity  or  use  a  new  trade  name  without  prior notification to Lender or merge into or consolidate with any other entity.

                                    SECTION 5

                         PROVISIONS CONCERNING ACCOUNTS

     Section 5.1 Office and Records of Borrower. Borrower's chief executive offices are located at: (See Exhibit E attached hereto and made a part hereof.) Borrower maintains all of its records with respect to Accounts at (See Exhibit E attached hereto and made a part hereof.) Borrower has not at any time within the past four (4) months maintained its chief executive office or its records with respect to Accounts at any other location and shall not do so hereafter except with the prior written consent of Lender.

     Section 5.2 Representations. Borrower represents and warrants that each Account at the time of its assignment to Lender (a) will be owned solely by Borrower or Clinic, as applicable; (b) will be for a liquidated amount maturing as stated in Borrower's Books or Clinic's books and records, as applicable; (c) will be a bona fide existing obligation created by the rendition of services to Account Debtors or their insured by Borrower or Clinic, as applicable, in the ordinary course of its business; and (d) will not be subject to any known deduction, offset, counterclaim, return privilege, or other condition, except as reflected on Borrower's Books or Clinic's books and records, as applicable. Borrower shall neither redate any invoices nor reissue new invoices in full or partial satisfaction of old invoices. Allowances, if any, as between Borrower and its customers will be on the same basis and in accordance with the usual customary practices of Borrower as they exist on the date of this Agreement.

     Section 5.3 Returns and Repossessions. Borrower shall notify Lender within five (5) business days of occurrence of all material claims asserted by Account Debtors.

     Section 5.4 Borrowing Base Reports. Borrower shall on a weekly basis execute and deliver to Lender, in form and content satisfactory to Lender, (i) a Borrowing Base report; (ii) a summary by payor class aging of Accounts; and
(iii) a charges, collections and adjustment summary for the week. Borrower shall, upon the request of Lender execute and deliver to Lender an updated Borrowing Base report reflecting additional billings, write-offs and deposits and all of Borrower's accounts receivable data in a computer disc or tape format acceptable to Lender. On a monthly basis, and no later than the 10th day of each month, Borrower shall submit to Lender (i) a month-end Borrowing Base Report,
(ii) a detailed accounts receivable aging report as of the last day of the preceding month, (iii) charges, collections and adjustments summary for the preceding month, and (iv) a payor concentration schedule. Lender shall periodically review Borrower's and Clinic's actual adjustments to cash receipts and write-offs, as well as Borrower's and Clinic's payor profile. To the extent Borrower's and Clinic's adjustments, write-offs and payor profile materially changes, Lender may, in its sole discretion, change the Net Collectible Percentage attributable to each type of account by written notice to Borrower of such change.

     Section 5.5. Compliance Certificate. With each final month-end Borrowing Base report which Borrower delivers to Lender, Borrower also shall deliver to Lender a Compliance Certificate in the form of Exhibit 5.5 attached hereto, which Compliance Certificate shall be completed and signed by an officer of Borrower.

     Section 5.6 Lender's Rights. Any officer, employee or agent of Lender shall have the right, at any time or times hereafter, in the name of Lender or its nominee (including Borrower or Clinic), to verify the validity, amount or any other matter relating to any Accounts by mail, telephone or otherwise; and all reasonable costs thereof shall be payable by Borrower to Lender. Lender, or its designee may at any time after default by Borrower hereunder notify customers or Account Debtors that Accounts have been assigned to Lender or of Lender's security interest therein and after default by Borrower hereunder collect the same directly and charge all reasonable collection costs and expenses to Borrower's account.

     Section 5.7 Disclaimer of Liability. Lender shall not be liable to Borrower or any third person for the correctness, validity or genuineness of any instruments or documents released or endorsed to Borrower by Lender (which shall automatically be deemed to be without recourse to Lender in any event) or for the existence, character, quantity, quality, condition, value or delivery of any goods purporting to be represented by any such documents; and Lender, by accepting a Lien on the Collateral or by releasing any Collateral to Borrower, shall not be deemed to have assumed any obligation or liability to any supplier or creditor of Borrower or to any other third party. Borrower agrees to indemnify and defend Lender and hold it harmless in respect to any claim or proceeding arising out of any matter referred to in this Section 5.7.

     Section 5.8 Post Default Rights. If an Event of Default has occurred and is continuing hereunder, no discount, credit or allowance shall be granted or permitted by Borrower to any Account Debtor; provided, however, that, notwithstanding the existence of an Event of Default, (i) Borrower may continue to invoice and bill Account Debtors under discount, credit and allowance arrangements that Borrower maintained in the ordinary course of business prior to such Event of Default occurring, and (ii) Account Debtors may, during the continuance of an Event of Default, utilize discount, credit and allowance arrangements that Borrower extended to them in the ordinary course of business. Lender may, after default by Borrower, settle or adjust disputes and claims directly with Account Debtors for amounts and upon terms that Lender considers advisable, and in such cases, Lender will credit Borrower's account with only the net amounts received by Lender in payment of such disputed Accounts, after deducting all Lender Expenses incurred in connection therewith.

     Section 5.9 Accounts Owed by Federal Government. If any Accounts shall arise out of a contract with the United States of America or any department, agency, subdivision or instrumentality thereof, Borrower shall promptly notify Lender thereof in writing and take all other action requested by Lender to protect Lender's Lien on such Accounts under the provisions of the federal laws on assignment of claims.

     Section 5.10 Business Activity Reports. Borrower has filed and shall file all legally required notices and reports of its business activities with all the appropriate taxing authorities and the appropriate Governmental Authority of each jurisdiction in which Borrower is legally required to file such a notice or report.

                                    SECTION 6

                         PROVISIONS CONCERNING CONTRACTS

     Section 6.1. Contracts

               (a) Schedule 6.1. is a true and complete list of all material contracts and agreements to which Borrower is a party.

               (b) Borrower shall not amend, modify or supplement any contract or agreement included in the Collateral or waive any provision thereof other than in accordance with Borrower's standard business practice, nor shall such standard business practice be materially changed without Lender's consent, which shall not be unreasonably withheld.

               (c) Borrower shall remain liable to perform all of its duties and obligations under any contracts and agreements included in the Collateral to the same extent as if this Agreement had not been executed; and Lender shall not have any obligation or liability under such contracts and agreements by reason of this Agreement or otherwise.

               (d) Borrower need not pay any amount due under any contract or agreement listed on Schedule 6.1, nor otherwise perform any action required under the terms of any such contract or agreement, if such payment or performance is being contested in good faith by appropriate proceedings promptly initiated and diligently conducted, if Lender is notified in advance of such contest, and if Borrower establishes any reserve or other appropriate provision required by GAAP and deposits with Lender cash or an acceptable bond reasonably requested by Lender.

                                    SECTION 7

                     OTHER PROVISIONS CONCERNING COLLATERAL

     Section 7.1 Further Assurances. Borrower shall execute and deliver to Lender, or cause Clinic to execute and deliver to Lender, concurrent with Borrower's execution of this Agreement and at any time or times hereafter at the request of Lender, all financing statements, continuation financing statements, security agreements, chattel mortgages, assignments, endorsements of certificates of title, applications for titles, affidavits, reports, notices, schedules of Accounts, letters of authority and all other documents Lender may reasonably request, in form satisfactory to Lender, to perfect and maintain perfected Lender's Liens in the Collateral and in order to consummate fully all of the transactions contemplated under the Loan Documents. Borrower hereby irrevocably makes, constitutes and appoints Lender (and any of Lender's officers, employees or agents designated by Lender) as Borrower's true and lawful attorney with power to sign the name of Borrower on any of the above-described documents or on any other similar documents that need to be executed, recorded or filed in order to perfect or continue to be perfected Lender's Liens in the Collateral.

     Section 7.2 Lender's Duty of Care. Lender shall have no duty of care with respect to the Collateral except that Lender shall exercise reasonable care with respect to the Collateral in Lender's custody. Lender shall be deemed to have exercised reasonable care if such property is accorded treatment substantially equal to that which Lender accords its own property or if Lender takes such action with respect to the Collateral as Borrower shall request or agree to in writing provided that neither failure to comply with any such request nor any omission to do any such act requested by Borrower shall be deemed a failure to exercise reasonable care. Lender's failure to take steps to preserve rights against any parties or property shall not be deemed to be failure to exercise reasonable care with respect to the Collateral in Lender's custody. All risk, loss, damage or destruction of the Collateral shall be borne by Borrower.

     Section 7.3 Reinstatement of Liens. If, at any time after payment in full by Borrower of all Obligations and termination of Lender's Liens, any payments on Obligations previously made by Borrower or any other Person must be disgorged by Lender for any reason whatsoever (including, without limitation, the insolvency, bankruptcy, or reorganization of Borrower or such other Person), this Agreement and Lender's Liens granted hereunder shall be reinstated as to all disgorged payments as though such payments had not been made, and Borrower shall sign and deliver to Lender all documents and other items necessary to perfect all terminated Liens.

     Section 7.4 Lender Expenses. If Borrower fails, as required by the terms hereof, (i) to pay any moneys (whether taxes, assessments, insurance premiums or otherwise) due to third persons or entities, (ii) to make any deposits or furnish any required proof of payment or deposit or (iii) to discharge any Lien not permitted hereby, then Lender may, to the extent that it determines that such failure by Borrower could have a material adverse effect on Lender's interests in the Collateral, in its discretion and without prior notice to Borrower, make payment of the same or any part thereof. Any amounts paid or deposited by Lender shall constitute Lender Expenses, shall become part of the Obligations, shall bear interest at the rate of eighteen percent (18%) per annum, and shall be secured by the Collateral. Any payments made by Lender shall not constitute (a) an agreement by Lender to make similar payments in the future or (b) a waiver by Lender of any Event of Default under this Agreement. Lender need not inquire as to, or contest the validity of, any such expense, tax, security interest, encumbrance or Lien and the receipt of the usual official notice for the payment of moneys to a governmental entity shall be conclusive evidence that the same was validly due and owing.

     Borrower shall immediately and without demand reimburse Lender for all sums expended by Lender that constitute Lender Expenses, and Borrower hereby authorizes and approves all advances and payments by Lender for items constituting Lender Expenses.

     Section 7.5 Inspection of Records. During usual business hours, Lender shall have the right to inspect Borrower's Books and records in order to verify the amount or condition of, or any other matter relating to, the Collateral and Borrower's financial condition and to copy and make extracts therefrom. Borrower waives the right to assert a confidential relationship, if any, it may have with any accounting firm or service bureau in connection with any information requested by Lender pursuant to this Agreement and agrees that Lender may directly contact any such accounting firm or service bureau in order to obtain such information.

     Section 7.6 Waivers. Except as specifically provided for herein, Borrower waives demand, protest, notice of protest, notice of default or dishonor, notice of payment and nonpayment, notice of any default, nonpayment at maturity, release, compromise, settlement, extension or renewal of any or all commercial paper, accounts, documents, instruments, chattel paper and guaranties at any time held by Lender on which Borrower may in any way be liable.

                                    SECTION 8

                         REPRESENTATIONS AND WARRANTIES

     As of the date hereof Borrower hereby warrants and represents to Lender the following:

     Section 8.1. Corporate Status Borrower is a corporation validly existing and in good standing under the laws of the state of its incorporation; and is qualified and licensed to do business and is in good standing in any state in which the conduct of its business or its ownership of property requires that it be so qualified or licensed, and has the power and authority (corporate and otherwise) to execute and carry out the terms of the Loan Documents to which it is a party, to own its assets and to carry on its business as currently conducted.

     Section 8.2. Authorization The execution, delivery, and performance by Borrower of this Agreement and each other Loan Document to which it is a party have been duly authorized by all necessary corporate or partnership action. Borrower, has duly executed and delivered this Agreement and each other Loan Document to which it is a party, and each of them constitutes a valid and binding obligation of Borrower, as applicable, enforceable according to its terms except as such enforceability may be limited by equitable principles and by bankruptcy, insolvency or similar laws affecting the rights of creditors generally.

     Section 8.3. No Breach The execution, delivery and performance by Borrower of this Agreement and each other Loan Document to which it is a party (a) will not contravene any law or any governmental rule or order binding on Collateral;
(b) will not violate any provision of the articles of incorporation, bylaws or partnership agreement, as applicable, of Borrower; (c) will not violate any agreement or instrument by which Borrower, as applicable, is bound; (d) do not require any notice to consent by any Governmental Authority; and (e) will not result in the creation of a Lien on any assets of Borrower except the Lien to Lender granted herein.

     Section 8.4. Taxes All assessments and taxes, whether real, personal or otherwise, due or payable by or imposed, levied or assessed against Borrower or any of its property have been paid in full before delinquency or before the expiration of any extension period; and Borrower has made due and timely payment or deposit of all federal, state, and local taxes, assessments or contributions required of it by law, except only for items that Borrower is currently contesting diligently and in good faith and that have been fully disclosed in writing to Lender.

     Section 8.5. Deferred Compensation Plan Borrower has made all required contributions to all deferred compensation plans to which it is required to contribute, and Borrower has no liability for any unfunded benefits of any single-employer or multi-employer plans. Borrower is not and at no time has been a sponsor of, provided, or maintained for any employees any defined benefit plan.

     Section 8.6. Litigation and Proceedings Except as set forth on Schedule 8.6 attached hereto, there are no outstanding judgments against Borrower or any of its assets and there are no actions or proceedings pending by or against Borrower before any court or administrative agency. Borrower has no knowledge or belief of any pending, threatened, or imminent litigation, governmental investigations, or claims, complaints, actions, or prosecutions involving Borrower, except for ongoing collection matters in which Borrower is the plaintiff and except as set forth in Schedule 8.6 hereto.

     Section 8.7. Business Borrower has all franchises, authorizations, patents, trademarks, copyrights and other rights necessary to advantageously conduct its business. They are all in full force and effect and are not in known conflict with the rights of others. Borrower is not a party to or subject to any agreement or restriction that is so unusual or burdensome that it might have a material adverse effect on Borrower's business, properties or prospects.

     Section 8.8. Laws and Agreements Borrower is in compliance with all material agreements applicable to it, including obligations to contribute to any employee benefit plan or pension plan regulated by ERISA. Borrower is in material compliance with all laws applicable to it.

     Section 8.9. Ownership of Accounts Prior to the Lender making any Loan as set forth herein, the Borrower will be the sole owner of, and have good and marketable title to the Accounts pledged as security for such Loan.

     Section 8.10. No Conflict The granting of a security interest in the pledged Accounts of Borrower to the Lender will not violate the terms or provisions of any loan document or any other agreement to which the Borrower then is a party or by which it is bound.

     Section 8.11. Security Interest After giving effect to each Loan contemplated by this Agreement, the Lender will be the holder of a valid perfected first priority security interest in the pledged Accounts. Accounts pledged to the Lender in connection with any Loan will be free and clear of all liens.

     Section 8.12. No Defaults As of the date on which an Account is pledged to the Lender pursuant to the terms hereof there shall have been no default under such Account.

     Section 8.13. Origination Each Account will have been originated by the Borrower or Clinic, as applicable, in the ordinary course of its business in accordance with the Borrower's or Clinic's, as applicable, regular credit approval process and does not contravene any laws, rules or regulations applicable thereto. No pledged Account will have been selected on any basis which would have any adverse effect on the Lender.

     Section 8.14. Legality No pledged Account will have been originated in, or be subject to the laws of, any jurisdiction whose laws would make the terms hereof or any transaction contemplated hereby unlawful.

     Section 8.15. Consents No consent or approval is required for the pledging of any Accounts to the Lender pursuant to the terms of this Agreement, except for such consents or approvals as have been obtained.

     Section 8.16. Financial Condition All financial statements and information relating to Borrower that have been or may hereafter be delivered by Borrower to Lender are accurate and complete and have been prepared in accordance with GAAP. Borrower has no material obligations or liabilities of any kind not disclosed in that financial information, and there has been no material adverse change in the financial condition of Borrower since the date of the most recent financial statements submitted to Lender.

     Section 8.17. Health Care Laws

               (a) Borrower has obtained all permits, licenses and other authorizations that are required under Health Care Laws applicable to Borrower and, to the best of Borrower's knowledge, it is in compliance in all material respects with all terms and conditions of the required permits, licenses and authorizations, and is also in compliance in all material respects with all other limitations, restrictions, conditions, standards, prohibitions, requirements, obligations, schedules and timetables contained in such Health Care Laws.

               (b) Except as shown in Schedule 8.6, Borrower is not aware of, and has not received notice of, any past, present or future events, conditions, circumstances, activities, practices, incidents, actions or plans that may interfere with or prevent compliance or continued compliance in any material respect with Health Care Laws.

               (c) Except as shown in Schedule 8.6, There is no civil, criminal or administrative action, suit, demand, claim, hearing, notice or demand letter, notice of violation, investigation or proceeding pending or threatened against Borrower, relating in any way to Health Care Laws.

     Section 8.18. Cumulative Representation The warranties, representations and agreements set forth herein shall be cumulative and in addition to any and all other warranties, representations and agreements that Borrower shall give, or cause to be given, to Lender, either now or hereafter.

                                    SECTION 9

                                    COVENANTS

     Section 9.1. Encumbrance of Collateral Borrower shall not create, incur, assume or permit to exist any Lien on any Collateral now owned or hereafter acquired by Borrower, except for Liens to Lender and Permitted Liens.

     Section 9.2. Business Borrower shall engage primarily in business of the same general character as that now conducted by Borrower.

     Section 9.3. Condition and Repair Borrower shall maintain in good repair and working order all properties used in its business and from time to time shall make all appropriate repairs and replacements thereof.

     Section 9.4. Borrower shall pay all taxes, assessments and other governmental charges imposed upon it or any of its assets or in respect of any of its franchises, business, income or profits before any penalty or interest accrues thereon, and all claims (including, without limitation, claims for labor, services, materials and supplies) for sums that have become due and payable and that by law have or might become a Lien or charge upon any of its assets, provided that (unless any material item or property would be lost, forfeited or materially impaired as a result thereof) no such charge or claim need be paid if it is being contested in good faith by appropriate proceedings promptly initiated and diligently conducted, if Lender is notified in advance of such contest, and if Borrower establishes any reserve or other appropriate provision required by GAAP. Borrower shall make timely payment or deposit of all FICA payments and withholding taxes required of it by applicable laws and will, upon request, furnish Lender with proof satisfactory to Lender indicating that Borrower has made such payments or deposits.

     Section 9.5. Accounting System Borrower at all times hereafter shall maintain a standard and modern system of accounting in accordance with GAAP, with ledger and account cards or computer tapes, disks, printouts and records that contain information pertaining to the Collateral that may from time to time be requested by Lender. Borrower shall not modify or change its method of accounting or enter into any agreement hereafter with any third-party accounting firm or service bureau for the preparation or storage of Borrower's accounting records without said accounting firm's or service bureau's agreeing to provide to Lender information regarding the Collateral and Borrower's financial condition.

     Section 9.6. Quarterly Financial Statements Borrower shall furnish Lender as soon as practicable but in no event later than forty-five (45) days after the end of each of the first three quarterly fiscal periods of each fiscal year with unaudited quarterly financial statements in form and substance as required by Lender, including a balance sheet, an income statement and a statement of cash flows, prepared in accordance with GAAP together with a certificate executed by the chief financial officer of Borrower stating that the financial statements fairly present the financial condition of Borrower as of the date and for the periods covered and that as of the date of such certificate there has not been any violation of any provision of this Agreement or the happening of any Event of Default or Unmatured Default hereunder.

     Section 9.7. Annual Financial Statements. Borrower shall furnish Lender as soon as practicable but in no event later than ninety (90) days after the close of each fiscal year with audited annual financial statements, which financial statements shall be prepared in accordance with GAAP and shall be certified without qualification by an independent certified public accounting firm satisfactory to Lender. With all financial statements, Borrower will also deliver a certificate of its chief financial officer attesting that no Event of Default or Unmatured Default under the Agreement has occurred and is continuing.

     Section 9.8. Cash Flow Borrower's Cash Flow Percentage shall not be less than 15 percent (15%) for two (2) consecutive reporting periods.

     Section 9.9. Further Information Borrower shall promptly supply Lender with such other information concerning its affairs as Lender may reasonably request from time to time hereafter and shall promptly notify Lender of any material adverse change in Borrower's financial condition and any condition or event that constitutes a breach of or event that constitutes an Event of Default under this Agreement. In addition, Borrower authorizes Lender to contact credit reporting agencies concerning, Borrower's credit standing. Borrower also authorizes Lender to utilize Borrower's name in Lender's marketing materials.

     Section 9.10. ERISA Covenants Borrower shall comply with all applicable provisions of ERISA and all other laws applicable to any deferred compensation plans with which Borrower is associated, and shall promptly notify Lender of the occurrence of any event that could result in any material liability of Borrower to any person whatsoever with respect to any such plan.

     Section 9.11. Restrictions on Merger, Consolidation, Sale of Assets, Issuance of Stock, etc Without prior written consent of Lender, which shall not be unreasonably withheld, Borrower shall not:

               (a)    merge or consolidate with any Person;

               (b) sell, lease or otherwise dispose of its assets in any transaction or series of related transactions (other than sales in the ordinary course of business);

               (c)  liquidate,   dissolve  or  effect  a   recapitalization   or
reorganization in any form of transaction;

               (d) acquire interests of any business in excess of Two Hundred Fifty Thousand Dollars ($250,000.00) in the aggregate in any calendar year in any business (whether by purchase of assets, purchase of stock, merger or otherwise);

               (e) become subject to any agreement or instrument which by its terms would restrict Borrower's right or ability to perform any of its obligations to Lender pursuant to the terms of the Loan Documents; or

               (f) authorize or issue any additional stock or equity interest of any Borrower, other than Integrated Medical Resources, Inc..

     Section 9.12. Health Care Covenants

               (a) Borrower shall comply in all material respects with, and shall obtain all permits required by, all Health Care Laws applicable to Borrower.

               (b) Borrower shall promptly furnish to Lender a copy of any communication from any Governmental Authority concerning any possible violation of any Health Care Laws or any occurrence of which Borrower would be required to notify any Governmental Authority with jurisdiction over Health Care Laws.

     Section 9.13. Borrower shall not make any Distributions except as (i) set forth on Schedule 9.13 hereto, and (ii) authorized by Lender, upon Borrower's request, which authorization shall not be unreasonably withheld and which authorization shall not be deemed to authorize any Distributions while an Event of Default is continuing or if such Distribution would cause an Event of Default to occur.

     Section 9.14. Subordinate Obligations Borrower shall not voluntarily prepay any principal (including the making of any sinking fund payment), interest or any other amount in respect of Subordinate Obligations.

     Section 9.15. Amendments Borrower shall not amend any provision of any Subordinate Obligation if such amendment would (i) affect any of the subordination provisions thereof, (ii) advance the date of any required payment or prepayment thereunder, (iii) make covenants therein more burdensome, when considered in their entirety, to Borrower, (iv) reduce any default or grace period therein provided, or (v) otherwise have a material adverse effect on the interests of Lender.

                                   SECTION 10

                                EVENTS OF DEFAULT

               An Event of Default shall be deemed to exist if any of the following events shall have occurred and be continuing:

               (a) Borrower fails to make any payment of principal or interest or any other payment on the Note or any other Obligation when due and payable, by acceleration or otherwise, and such failure shall continue for five (5) business days after the payment is due; provided, however, that Lender shall not be obligated to make any Advances during such 5-day cure period;

               (b) Borrower or Clinic, as applicable, fails to observe or perform any covenant, condition or agreement to be observed or performed pursuant to the terms hereof or any other Loan Document to which it is a party and such failure is not cured as soon as reasonably practicable and in any event within thirty (30) days after written notice thereof by Lender; provided, however, that Lender shall not be obligated to make any Advances during such cure period;

               (c) A court enters a decree or order for relief in respect of Borrower or Clinic, as applicable, in an involuntary case under any applicable bankruptcy, insolvency, or other similar law then in effect, or appoints a receiver, liquidator, assignee, custodian, trustee, or sequestrator (or other similar official) of Borrower or Clinic, as applicable, or for any substantial part of its property, or orders the windup or liquidation of Borrower's or Clinic's, as applicable, affairs; or a petition initiating an involuntary case under any such bankruptcy, insolvency, or similar law is filed against Borrower or Clinic and is pending for sixty (60) days without dismissal;

               (d) Borrower or Clinic commences a voluntary case under any applicable bankruptcy, insolvency or other similar law then in effect, makes any general assignment for the benefit of creditors, fails generally to pay its debts as such debts become due, or takes corporate action in furtherance of any of the foregoing;

               (e)  Final  judgment  for the  payment  of money on any  claim in excess of $100,000 is rendered against Borrower or Clinic and remains undischarged for twenty (20) days during which execution is not effectively stayed;

               (f) Any guarantor of the Obligations revokes or attempts to revoke its guaranty of any of the Obligations, or becomes the subject of an insolvency proceeding of the type described in clauses (c) or (d) above with respect to Borrower or fails to observe or perform any covenant, condition or agreement to be performed under any Loan Document to which it is a party;

               (g) Borrower makes any payment on account of any Subordinate Obligations, other than payments specifically permitted by the terms of such subordination or this Agreement;

               (h) Any Person holding any Subordinate Obligations becomes the subject of any proceeding resulting in the termination of the subordination arrangement, terminates the subordination arrangement or asserts that it is terminated.

               (i) Any Collateral or any Clinic Collateral or any part thereof is sold, agreed to be sold, conveyed or allocated by operation of law or otherwise;

               (j) Borrower or Clinic defaults under the terms of any Indebtedness or lease involving total payment obligations of Borrower or Clinic, as applicable, in excess of $100,000 and such default is not cured within the time period permitted pursuant to the terms and conditions of such Indebtedness or lease, or an event occurs that gives any creditor or lessor the right to accelerate the maturity of any such indebtedness or lease payments;

               (k) Demand is made for payment of any Indebtedness of Borrower or Clinic in excess of $100,000 that was not originally payable upon demand when incurred but the terms of which were later changed to provide for payment upon demand;

               (l) Borrower or Clinic is enjoined, restrained or in any way prevented by court order from continuing to conduct all or any material part of its business affairs;

               (m) A judgment or other claim in excess of $100,000 becomes a Lien upon any or all of Borrower's or Clinic's assets, other than a Permitted Lien;

               (n) A notice of Lien, levy or assessment in excess of $100,000 is filed of record with respect to any or all of Borrower's assets by the United States Government, or any department, agency, or instrumentality thereof, or by any state, county, municipal or other Government Authority; or any tax or debt owing at any time hereafter to any one or more of such entities becomes a Lien upon any or all of Borrower's or Clinic's assets and the same is not paid on the payment date thereof, except to the extent such tax or debt is being contested by Borrower as permitted in Section 8.4 or by Clinic as permitted in the Security Agreement;

               (o) There is a material impairment of the value of the Collateral or the Clinic Collateral or priority of Lender's Liens on the Collateral or the Clinic Collateral;

               (p) Any of Borrower's or Clinic's assets in excess of $100,000 or any Collateral or Clinic Collateral are seized, subjected to a distress warrant, levied upon or come into the possession of any judicial officer;

               (q) Any  representation  or warranty made in writing to Lender by
any  officer  of  Borrower  or  Clinic  in  connection  with  the   transactions
contemplated in this Agreement is materially incorrect when made;

               (r) If the aggregate dollar value of all judgments, defaults, demands, claims and notices of Liens under clauses (e), (j), (k), (m) and (n) hereof exceeds $200,000;

               (s) Borrower or Clinic shall fail to direct all receipts for Accounts to the Lock Box; or

               (t) an Event of Default, as defined in the Term Loan and Security Agreement.

                                   SECTION 11

                                    REMEDIES

     Section  11.1.  Specific  Remedies  Upon  the  occurrence  of any  Event of
Default:

               (a) Lender may cease advancing money or extending credit to or for the benefit of Borrower under this Agreement, under any other Loan Document, or under any other agreement between Borrower and Lender.

               (b) Lender may declare all Obligations to be due and payable immediately, whereupon they shall immediately become due and payable without presentment, demand, protest or notice of any kind, all of which are hereby expressly waived by Borrower.

               (c) Lender may set off against the Obligations all Collateral or Clinic Collateral, balances, credits, deposits, accounts, or monies of Borrower then or thereafter held with Lender, including amounts represented by certificates of deposit.

               (d) Upon five (5) business days after an occurrence of any Event of Default, Lender may pay, purchase, contest or compromise any encumbrance, charge or Lien that, in the opinion of Lender, appears to be prior or superior to its Lien and pay all reasonable expenses incurred in connection therewith.

               (e)  Lender  may (i) notify  Account  Debtors to make  payment on
Accounts directly to Lender; (ii) settle, adjust, compromise, extend or renew Accounts, whether before or after legal proceedings to collect such Accounts have commenced; (iii) prepare and file any bankruptcy proofs of claim or similar documents against any Account Debtor; (iv) prepare and file any notice, assignment, satisfaction, or release of Lien, UCC termination statement or any similar document; (v) sell or assign Accounts, individually or in bulk, upon such terms, for such amounts, and at such time or times as Lender deems advisable; and (vi) complete the performance required of Borrower under any contract or agreement to which Borrower is a party and out of which Accounts arise or may arise.

               (f) Lender may (i) endorse Borrower's name on all checks, notes, drafts, money orders or other forms of payment of or security for Accounts or other Collateral; (ii) sign Borrower's name on drafts drawn on Account Debtors or issuers of letters of credit; and (iii) notify the postal authorities in Borrower's name to change the address for delivery of Borrower's mail to an address designated by Lender, receive and open all mail addressed to Borrower, copy all mail, return all mail relating to Collateral, and hold all other mail available for pickup by Borrower.

     Section 11.2 Power of Attorney Borrower hereby appoints Lender (and any of Lender's officers, employees, or agents designated by Lender) as Borrower's attorney, with power whether before or after the occurrence of an Event of
Default: (a) to endorse Borrower's name on any checks, notes, acceptances, money orders, drafts or other forms of payment or security that may come into Lender's possession; (b) to sign Borrower's name on drafts against Account Debtors, on schedules and assignments of Accounts, on verifications of Accounts, and on notices to Account Debtors; (c) to notify the post office authorities to change the address for delivery of Borrower's mail to an address designated by Lender, to receive and open all mail addressed to Borrower and to retain all mail relating to the Collateral and forward all other mail to Borrower; (d) to send requests for verification of Accounts; (e) to execute UCC Financing Statements; and (f) to do all things necessary to carry out this Agreement. The appointment of Lender as Borrower's attorney and each and every one of Lender's rights and powers, being coupled with an interest, are irrevocable as long as any Obligations are outstanding. Lender agrees not to exercise the power granted in clause 11.2(b) prior to the occurrence of an Event of Default and agrees not to exercise the power granted in clause 11.2(d) prior to notification of Borrower of its intent to do so, but such limitations do not limit the effectiveness of such power of attorney at any time. Any person dealing with Lender shall be entitled to rely conclusively on any written or oral statement of Lender that this power of attorney is in effect. Lender may also use Borrower's stationery in connection with exercising its rights and remedies and performing the Obligations of Borrower.

     Section 11.3 Expenses Secured All expenses, including attorney fees, incurred by Lender in the exercise of its rights and remedies provided in this Agreement, in the other Loan Documents or by law shall be payable by Borrower to Lender, shall be part of the Obligations, and shall be secured by the Collateral.

     Section 11.4 Equitable Relief Borrower recognizes that in the event Borrower fails to perform, observe, or discharge any of its Obligations or liabilities under this Agreement, no remedy of law will provide adequate relief to Lender, and Borrower agrees that Lender shall be entitled to temporary and permanent injunctive relief in any such case without the necessity of proving actual damages.

     Section 11.5 Remedies Are Cumulative No remedy set forth herein is exclusive of any other available remedy or remedies, but each is cumulative and in addition to every other right or remedy given under this Agreement or under any other agreement between Lender and Borrower or now or hereafter existing at law or in equity or by statute. Lender may pursue its rights and remedies concurrently or in any sequence, and no exercise of one right or remedy shall be deemed to be an election. No delay by Lender shall constitute a waiver, election or acquiescence by it.

                                   SECTION 12

                                    INDEMNITY

     Section 12.1 General Indemnity. Borrower shall protect, indemnify and defend and save harmless Lender and its directors, officers, agents and employees from and against any and all loss, cost, liability (including negligence, tort and strict liability), expense, damage, suits or demands
(including fees and disbursements of counsel) on account of any suit or proceeding before any Governmental Authority which arises from the transactions contemplated in this Agreement or otherwise arising in connection with or relating to the Loan and any security therefor, unless such suit, claim or damages are caused by the negligence or intentional malfeasance of Lender or its directors, officer, agents or employees. Upon receiving knowledge of any suit, claim or demand asserted by a third-party that Lender believes is covered by this indemnity, Lender shall give Borrower timely notice of the matter and an opportunity to defend it, at Borrower's sole cost and expense, with legal counsel acceptable to Lender. Lender may, at its option, also require Borrower to so defend the matter. This obligation on the part of Borrower shall survive the termination of this Agreement and the repayment of the Note.

                                   SECTION 13

                                  MISCELLANEOUS

     Section 13.1. Delay and Waiver No delay or omission to exercise any right shall impair any such right or be a waiver thereof, but any such right may be exercised from time to time and as often as may be deemed expedient. A waiver on one occasion shall be limited to that particular occasion.

     Section 13.2. Complete Agreement This Agreement and the Schedules are the complete agreement of the parties hereto and supersede all previous understandings relating to the subject matter hereof. This Agreement may be amended only by an instrument in writing that explicitly states that it amends this Agreement and is signed by the party against whom enforcement of the amendment is sought. This Agreement may be executed in counterparts, each of which will be an original and all of which will constitute a single agreement.

     Section 13.3. Severablity; Headings If any part of this Agreement or the application thereof to any Person or circumstance is held invalid, the remainder of this Agreement shall not be affected thereby. The section headings herein are included for convenience only and shall not be deemed to be a part of this Agreement.

     Section 13.4. Binding Effect This Agreement shall be binding upon and inure to the benefit of the respective legal representatives, successors and assigns of the parties hereto; however, Borrower may not assign any of its rights or delegate any of its Obligations hereunder. Lender (and any subsequent assignee) may transfer and assign this Agreement and deliver the Collateral to the assignee, who shall thereupon have all of the rights of Lender; and Lender (or such subsequent assignee who in turn assigns as aforesaid) shall then be relieved and discharged of any responsibility or liability with respect to this Agreement and said Collateral.

     Section 13.5 Notices Any notices under or pursuant to this Agreement shall be deemed duly sent when delivered in hand or when mailed by registered or certified mail, return receipt requested, or when delivered by courier or when transmitted by telex, telecopy, or similar electronic medium to the following addresses:

               To Borrower:  Integrated Medical Resources, Inc.
                             11320 West 79th Street
                             Lenexa, KS 66214
                             Attention:     Beverly O. Elving

                                            Chief Financial Officer
                             Telephone:  (913) 962-7201
                             Telecopier:  (913) 962-7063

               To Lender:    DVI Business Credit Corporation
                             4041 MacArthur Blvd., Suite 401
                             Newport Beach, CA  92660
                             Attention:     Cynthia J. Cohn

                                            Executive Vice President
                             Telephone:  (714) 474-6100
                             Telecopier:  (714) 474-6199

               Copies to:    DVI Business Credit Corporation
                             500 Hyde Park
                             Doylestown, PA  18901
                             Attention:      Melvin C. Breaux, Esquire

                                            General Counsel
                             Telephone:  (215) 230-2931
                             Telecopier:  (215) 230-3537

     Either party may change such address by sending notice of the change to the other party; such change of address shall be effective only upon actual receipt of the notice by the other party.

     Section 13.6 Governing Law. ALL ACTS AND TRANSACTIONS HEREUNDER AND THE RIGHTS AND OBLIGATIONS OF THE PARTIES HERETO SHALL BE GOVERNED, CONSTRUED AND

INTERPRETED IN ACCORDANCE WITH THE LAWS OF CALIFORNIA, WITHOUT GIVING EFFECT TO CONFLICTS OF LAW PRINCIPLES.

     Section 13.7 Waiver of Trial by Jury. LENDER AND BORROWER HEREBY WAIVE THE RIGHT TO TRIAL BY JURY OF ANY MATTERS ARISING OUT OF THIS AGREEMENT OR ANY OF THE OTHER LOAN DOCUMENTS OR THE RELATIONSHIP BETWEEN LENDER AND BORROWER.

     Section 13.8. Submission to Jurisdiction. (a) BORROWER HEREBY IRREVOCABLY SUBMITS TO THE JURISDICTION OF ANY CALIFORNIA OR FEDERAL COURT SITTING IN ORANGE COUNTY, CALIFORNIA, OVER ANY ACTION OR PROCEEDING ARISING OUT OF OR RELATING TO THIS AGREEMENT. BORROWER HEREBY AGREES THAT SERVICE OF COPIES OF SUMMONS AND COMPLAINTS AND ANY OTHER PROCESS WHICH MAY BE SERVED IN ANY ACTION OR PROCEEDING ARISING HEREUNDER MAY BE MADE BY MAILING OR DELIVERING A COPY OF SUCH PROCESS BY REGISTERED OR CERTIFIED MAIL, POSTAGE PREPAID, TO BORROWER AT ITS ADDRESS SET FORTH AT THE BEGINNING OF THIS AGREEMENT.

        (b) NOTHING IN THIS PARAGRAPH 13.8 SHALL AFFECT THE RIGHT OF LENDER TO SERVE LEGAL PROCESS IN ANY OTHER MANNER PERMITTED BY LAW OR AFFECT THE RIGHT OF LENDER TO BRING ANY ACTION OR PROCEEDING AGAINST BORROWER OR ANY OF ITS PROPERTIES IN THE COURTS OF OTHER JURISDICTIONS TO THE EXTENT OTHERWISE PERMITTED BY LAW.

        (c) TO THE EXTENT THAT BORROWER HAS OR HEREAFTER MAY ACQUIRE (I) ANY IMMUNITY FROM JURISDICTION OF ANY COURT OF CALIFORNIA OR ANY FEDERAL COURT SITTING IN ORANGE COUNTY, CALIFORNIA OR FROM ANY LEGAL PROCESS OUT OF ANY SUCH COURT (WHETHER THROUGH SERVICE OR NOTICE, ATTACHMENT PRIOR TO JUDGMENT, ATTACHMENT IN AID OF EXECUTION, EXECUTION OR OTHERWISE) WITH RESPECT TO ITSELF OR ITS PROPERTY, OR (ii) ANY OBJECTION TO THE LAYING OF THE VENUE OR OF AN INCONVENIENT FORUM OF ANY SUIT, ACTION OR PROCEEDING, IF BROUGHT IN CALIFORNIA OR FEDERAL COURT SITTING IN ORANGE COUNTY, CALIFORNIA UNDER PROCESS SERVED IN ACCORDANCE WITH SUBPARAGRAPH (a) ABOVE, BORROWER HEREBY IRREVOCABLY WAIVES SUCH IMMUNITY OR OBJECTION IN RESPECT OF ANY SUIT, ACTION OR PROCEEDING ARISING OUT OF OR RELATING TO THIS AGREEMENT OR THE LOANS.

     SECTION 13.9 Counterparts. This Agreement may be signed in any number of counterparts, each of which will constitute an original, and all of which, taken together, shall constitute but one and the same agreement.

THIS AGREEMENT SHALL BECOME EFFECTIVE ONLY UPON WRITTEN ACCEPTANCE BY LENDER.

        IN WITNESS WHEREOF, Borrower and Lender have executed this Agreement by their duly authorized officers as of the date first above written.

BORROWER:                                        LENDER:
INTEGRATED MEDICAL RESOURCES, INC.               DVI BUSINESS CREDIT CORPORATION

By:     /s/ T. Scott Jenkins                     By:    /s/ Cynthia J. Cohn
Print Name: T. Scott Jenkins                     Print Name: Cynthia J. Cohn
Title:  President                                Title: Executive Vice President

IMR OF ARIZONA, INC.                           INTEGRATED MEDICAL RESOURCES OF
                                               CALIFORNIA, INC.

By:     /s/ T. Scott Jenkins                   By:    /s/ T. Scott Jenkins
Print Name: T. Scott Jenkins                   Print Name: T. Scott Jenkins
Title:  President                              Title: President

INTEGRATED MEDICAL RESOURCES OF                IMR OF CONNECTICUT, INC.
COLORADO, INC.
By:     /s/ T. Scott Jenkins                   By:    /s/ T. Scott Jenkins
Print Name: T. Scott Jenkins                   Print Name: T. Scott Jenkins
Title:  President                              Title: President

IMR INTEGRATED DIAGNOSTICS OF FLORIDA, INC.    IMR OF ILLINOIS, INC.

By:     /s/ T. Scott Jenkins                   By:    /s/ T. Scott Jenkins
Print Name: T. Scott Jenkins                   Print Name: T. Scott Jenkins
Title:  President                              Title: President

IMR OF INDIANA, INC.                           INTEGRATED MEDICAL RESOURCES OF
                                               MASSACHUSETTS, INC.

By:     /s/ T. Scott Jenkins                   By:    /s/ T. Scott Jenkins
Print Name: T. Scott Jenkins                   Print Name: T. Scott Jenkins
Title:  President                              Title: President

IMR OF MICHIGAN, INC.                          IMR OF NEVADA, INC.

By:     /s/ T. Scott Jenkins                   By:    /s/ T. Scott Jenkins
Print Name: T. Scott Jenkins                   Print Name: T. Scott Jenkins
Title:  President                              Title: President

INTEGRATED DIAGNOSTICS, INC.                   IMR OF NORTH CAROLINA, INC

By:     /s/ T. Scott Jenkins                   By:    /s/ T. Scott Jenkins
Print Name: T. Scott Jenkins                   Print Name: T. Scott Jenkins
Title:  President                              Title: President

IMR OF OHIO, INC.                              IMR  INTEGRATED  DIAGNOSTICS   OF
                                               OKLAHOMA, INC.
By:     /s/ T. Scott Jenkins                   By:    /s/ T. Scott Jenkins
Print Name: T. Scott Jenkins                   Print Name: T. Scott Jenkins
Title:  President                              Title: President

INTGRATED MEDICAL RESOURCES OF                 IMR OF SOUTH CAROLINA, INC.
PENNSYLVANIA, INC.
By:     /s/ T. Scott Jenkins                   By:    /s/ T. Scott Jenkins
Print Name: T. Scott Jenkins                   Print Name: T. Scott Jenkins
Title:  President                              Title: President

IMR INTEGRATED DIAGNOSTICS, INC.               IMR OF VIRGINIA, INC.

By:     /s/ T. Scott Jenkins                   By:    /s/ T. Scott Jenkins
Print Name: T. Scott Jenkins                   Print Name: T. Scott Jenkins
Title:  President                              Title: President

IMR OF WISCONSIN, INC.

By:     /s/ T. Scott Jenkins
Print Name: T. Scott Jenkins
Title:  President

                                    EXHIBIT B
                             (ADDITIONAL BORROWERS)

IMR of Arizona, Inc., an Arizona corporation
Integrated Medical Resources of California, Inc. a California corporation Integrated Medical Resources of Colorado, Inc., a Colorado corporation
IMR of Connecticut, Inc., a Connecticut corporation
IMR Integrated Diagnostic of Florida,  Inc.,  a  Florida  corporation
IMR of  Illinois,  Inc.,  an  Illinois corporation
IMR of Indiana,  Inc., an Indiana  corporation
Integrated Medical Resources of Massachusetts, Inc., a Massachusetts corporation IMR of Michigan, Inc., a Michigan corporation
IMR  of  Nevada,  Inc.,  a  Nevada  corporation
Integrated  Diagnostics,  Inc., a New York  corporation
IMR of North  Carolina, Inc., a North Carolina  corporation
IMR of Ohio,  Inc., an Ohio  corporation
IMR Integrated Diagnostics of Oklahoma, Inc., an Oklahoma corporation Integrated Medical Resources of Pennsylvania, Inc., a Pennsylvania corporation IMR of South Carolina, Inc., a South Carolina corporation
IMR Integrated Diagnostics, Inc., a Texas  corporation
IMR  of  Virginia,  Inc.,  a  Virginia  corporation
IMR  of Wisconsin, Inc., a Wisconsin corporation

                                    EXHIBIT D
                            (EXACT NAME OF BORROWER)


INTEGRATED MEDICAL RESOURCES, INC., a Kansas corporation
IMR OF ARIZONA, INC., an Arizona corporation
INTEGRATED MEDICAL RESOURCES OF CALIFORNIA, INC., a California corporation INTEGRATED MEDICAL RESOURCES OF COLORADO, INC., a Colorado corporation
IMR OF CONNECTICUT, INC., a Connecticut corporation
IMR INTEGRATED DIAGNOSTICS OF FLORIDA, INC., a Florida corporation
IMR OF ILLINOIS, INC., an Illinois corporation
IMR OF INDIANA, INC., an Indiana corporation
INTEGRATED MEDICAL RESOURCES OF MASSACHUSETTS, INC., a Massachusetts
         corporation
IMR OF MICHIGAN,  INC.,  a Michigan  corporation
IMR OF NEVADA,  INC., a Nevada corporation
INTEGRATED  DIAGNOSTICS,  INC., a New York corporation
IMR OF NORTH CAROLINA,  INC.,  a  North  Carolina  corporation
IMR OF  OHIO,  INC.,  an Ohio corporation
IMR INTEGRATED DIAGNOSTICS OF OKLAHOMA, INC., an Oklahoma corporation INTEGRATED MEDICAL RESOURCES OF PENNSYLVANIA, INC., a Pennsylvania
         corporation
IMR OF  SOUTH  CAROLINA,  INC.,  a South  Carolina  corporation
IMR  INTEGRATED DIAGNOSTICS,  INC.,  a Texas  corporation
IMR OF  VIRGINIA,  INC.,  a  Virginia corporation
IMR OF WISCONSIN, INC., a Wisconsin corporation

                                  EXHIBIT 2.02

                             SECURED PROMISSORY NOTE

                             Dated October 23, 1997

        FOR VALUE RECEIVED, the undersigned (collectively and individually "Maker") jointly and severally hereby promise to pay to DVI Business Credit Corporation or its assignee (the "Holder") or order, the principal sum of Five Million and 00/100 Dollars ($5,000,000.00) or such amount thereof as may be from time to time advanced hereunder, pursuant to the terms of that certain Revolving Loan and Security Agreement dated as of the date hereof between Holder as Lender, and Maker as Borrower (the "Agreement"), with interest on the unpaid principal balance from time to time outstanding until paid at the fluctuating rate of interest announced publicly by Bank of America, NT&SA in San Francisco, California, from time to time as its prime rate plus two and one half percent (2.50%) per annum, computed on the basis of a 360-day year and actual days elapsed, until paid. Interest shall be payable on the first of each month this
Note is outstanding in accordance with the terms of the Agreement, with all unpaid principal and interest due and payable in full on the second anniversary of the date hereof.

        If any part of the interest due on this Note is not paid when due, it shall be added to the principal amount of this Note and thereafter bear interest at the rate provided above. If the specified interest rate shall at any time exceed the maximum allowed by law, then the applicable interest rate shall be reduced to the maximum allowed by law.

        1. This Note shall be subject to prepayment or redemption in whole or in part at any time without penalty or premium. Notwithstanding the foregoing, the Agreement may not be terminated, and will not be terminated by any prepayment.

        2. Principal and interest shall be payable to Holder at 4041 MacArthur Blvd., Suite 401, Newport Beach, CA 92660, or such other place as the Holder may, from time to time in writing, appoint.

        3. This Note is made  pursuant  to, and secured by the  Agreement.  This
Note is also secured by any Security Documents referred to in the Agreement. The Agreement and the Security Documents create a lien on and security interest in, the personal property described therein ("Collateral"). The Agreement and the Security Documents shall hereinafter be collectively referred to as the "Loan and Security Documents" and are hereby incorporated by reference in and made a part of this Note.

        4. The occurrence of any Event of Default under the Agreement shall, at the election of the Holder, make the entire unpaid balance of the principal amount of this Note and accrued interest immediately due and payable without notice of default, presentment or demand for payment, protest or notice of nonpayment or dishonor, or other notices or demands of any kind or character.

        5. Failure of the Holder to exercise the acceleration option of paragraph 4 of this Note on the occurrence of any of the events enumerated therein shall not constitute waiver of the right to exercise such option on the subsequent occurrence of any of the events enumerated therein.

        6. Principal and interest shall be payable in lawful money of the United States of America which shall be legal tender in payment of all debts and dues, public and private, at the time of payment. Maker waives presentment, demand for payment, notice of nonpayment, protest and notice of protest, and all other notices and demands in connection with the delivery, acceptance, performance, default or enforcement of this Note. Maker consents to any and all assignments of this Note, extensions of time, renewals and waivers that may be made or granted by the Holder. Maker expressly agrees that such assignments, extensions of time, renewals or waivers shall not affect Maker's liability. Maker agrees that Holder may, without notice to Maker and without affecting the liability of Maker, accept additional or substitute security for this Note, release any security or any party liable for this Note or extend or renew this Note.

        7. If Maker shall fail to make any payment of interest or principal, including the payment due upon maturity, when the same is due and payable and such failure shall continue for five (5) business days after nonpayment, a late charge by way of damages shall be immediately due and payable. Maker recognizes that default by Maker in making the payments herein agreed to be paid when due will result in the Holder incurring additional expenses, in loss to the Holder of the use of the money due and in frustration to the Holder in meeting its other commitments. Maker agrees that, if for any reason Maker fails to pay any amount due under this Note when due, the Holder shall be entitled to damages for the detriment caused thereby, but that it is extremely difficult and impractical to ascertain the extent of such damages. Maker therefore agrees that a sum equal to five cents ($.05) for each one dollar ($1.00) of each payment which is not received within five (5) business days after the date it is due and payable is a reasonable estimate of the said damages to the Holder, which sum Maker agrees to pay on demand.

        8. If action be instituted on this Note (including without limitation, any proceedings for collection hereof in any bankruptcy or probate matter or case), or if proceedings are commenced on or under any of the Loan and Security Documents, Maker promises to pay the Holder all costs of collection and enforcement including, without limitation, reasonable attorneys' fees.

        9. Any and all notices or other communications or payments required or permitted to be given hereunder shall be effective when received or refused if given or rendered in writing, in the manner provided in the Agreement.

        10. This Note shall inure to the benefit of the Holder's successors and assigns. References to the "Holder" shall be deemed to refer to the holder(s) of this Note at the time such reference becomes relevant.

        11. If any term, provision, covenant, or condition of this Note is held by a court of competent jurisdiction to be invalid, void, or unenforceable, the rest of this Note shall remain in full force and effect to the greater extent permitted by law and shall in no other way be affected, impaired or invalidated.

        12. Nothing contained herein or in the Loan and Security Documents shall be deemed to prevent recourse to and the enforcement against Maker and the Collateral of all liabilities, obligations and undertakings contained herein and in the Loan and Security Documents.

        13. THIS NOTE SHALL BE GOVERNED BY AND CONSTRUED UNDER THE LAWS OF THE STATE OF CALIFORNIA AND MAKER AGREES TO SUBMIT TO THE JURISDICTION OF THE STATE AND/OR FEDERAL COURTS IN THE STATE OF CALIFORNIA.

MAKER(S):

INTEGRATED MEDICAL RESOURCES, INC.

By:     /s/ T. Scott Jenkins
Print Name: T. Scott Jenkins
Title:  President

IMR OF ARIZONA, INC.                           INTEGRATED MEDICAL RESOURCES OF
                                               CALIFORNIA, INC.
By:     /s/ T. Scott Jenkins                   By:    /s/ T. Scott Jenkins
Print Name: T. Scott Jenkins                   Print Name: T. Scott Jenkins
Title:  President                              Title: President

INTEGRATED MEDICAL RESOURCES OF                IMR OF CONNECTICUT, INC.
COLORADO, INC.
By:     /s/ T. Scott Jenkins                   By:    /s/ T. Scott Jenkins
Print Name: T. Scott Jenkins                   Print Name: T. Scott Jenkins
Title:  President                              Title: President

IMR INTEGRATED DIAGNOSTICS OF FLORIDA, INC.    IMR OF ILLINOIS, INC.
By:     /s/ T. Scott Jenkins                   By:    /s/ T. Scott Jenkins
Print Name: T. Scott Jenkins                   Print Name: T. Scott Jenkins
Title:  President                              Title: President

IMR OF INDIANA, INC.                           INTEGRATED MEDICAL RESOURCES OF
                                               MASSACHUSETTS, INC.
By:     /s/ T. Scott Jenkins                   By:    /s/ T. Scott Jenkins
Print Name: T. Scott Jenkins                   Print Name: T. Scott Jenkins
Title:  President                              Title: President

IMR OF MICHIGAN, INC.                          IMR OF NEVADA, INC.
By:     /s/ T. Scott Jenkins                   By:    /s/ T. Scott Jenkins
Print Name: T. Scott Jenkins                   Print Name: T. Scott Jenkins
Title:  President                              Title: President

INTEGRATED DIAGNOSTICS, INC.                   IMR OF NORTH CAROLINA, INC
By:     /s/ T. Scott Jenkins                   By:    /s/ T. Scott Jenkins
Print Name: T. Scott Jenkins                   Print Name: T. Scott Jenkins
Title:  President                              Title: President

IMR OF OHIO, INC.                              IMR  INTEGRATED   DIAGNOSTICS  OF
                                               OKLAHOMA, INC.
By:     /s/ T. Scott Jenkins                   By:    /s/ T. Scott Jenkins
Print Name: T. Scott Jenkins                   Print Name: T. Scott Jenkins
Title:  President                              Title: President

INTGRATED MEDICAL RESOURCES OF                 IMR OF SOUTH CAROLINA, INC.
PENNSYLVANIA, INC.
By:     /s/ T. Scott Jenkins                   By:    /s/ T. Scott Jenkins
Print Name: T. Scott Jenkins                   Print Name: T. Scott Jenkins
Title:  President                              Title: President

IMR INTEGRATED DIAGNOSTICS, INC.               IMR OF VIRGINIA, INC.
By:     /s/ T. Scott Jenkins                   By:    /s/ T. Scott Jenkins
Print Name: T. Scott Jenkins                   Print Name: T. Scott Jenkins
Title:  President                              Title: President

IMR OF WISCONSIN, INC.

By:     /s/ T. Scott Jenkins
Print Name: T. Scott Jenkins
Title:  President

                                  EXHIBIT 4(e)

                           LOAN AND SECURITY AGREEMENT
                                 Loan 97-10-100

               THIS LOAN AND SECURITY AGREEMENT ("Agreement") is made as of October 23, 1997, between Integrated Medical Resources, Inc. and the entities listed on Exhibit A attached hereto and made a part hereof as debtors (collectively and individually referred to as "Debtor") and DVI Financial Services Inc. as secured party ("Secured Party").

     1. Certain Definitions. The following terms shall have the following respective meanings:

     (a) Advance. The Advance of funds to the Debtor pursuant to Section 2 hereof and the Schedule which may be executed between Secured Party and Debtor from time to time.

     (b)  Collateral.  "Collateral"  shall have the meaning set forth in Section
2.2 hereof.

     (c) Event of Default. Those events set forth in Section 9 hereof.

     (d) Monthly Loan Repayment. The amount set forth in any Schedule executed in connection with any Advance under this Agreement.

     (e) Revolving Loan and Security Agreement. The Revolving Loan and Security Agreement between Debtor and DVI Business Credit Corporation dated as of the date hereof.

     (f) Schedule(s). And and all or each (as the context shall require) of the Loan and Collateral Schedules of the Debtor, to be executed by the parties under this Agreement.

     (g) Secured Obligations. The payment of the principal and interest as set forth in each and all of the Schedules, and the payment of all additional amounts and other sums at any time due and owing under the Schedules for this Agreement, and the performance and observance of all covenants and conditions contained herein and therein.

     (h) Supplier. The entity from whom the Debtor purchased the Collateral including manufacturers, dealers, sellers and vendors.

     2. Purpose of Financing and Description of Loans; Grant of Security Interest; Collateral.

     (a) Secured Party agrees, subject to the terms and conditions of this Agreement, to make Advances to the Debtor in an aggregate amount up to $500,000.00.

     (b) Debtor agrees that the proceeds of any Advance will be used solely to acquire the Collateral as described in the Schedule executed in connection with said advance.

     (c) The amount of any Advances to Debtor shall be set forth on the Schedule executed in connection with said Advance.

     (d) The term of repayment of any Advance made under this Agreement (the "Term") shall commence on the date set forth in the Schedule executed in connection with said Advance and shall continue for the period set forth in said Schedule, and for all extensions and renewals of such period.

     (e) Debtor shall pay to Secured Party the Monthly Loan Repayment for each Advance in amounts and on the dates set forth in the Schedule executed in connection with said Advance, whether or not Secured Party has rendered an invoice to Debtor. Debtor agrees to pay the Monthly Loan Repayment to Secured Party at the office of the Secured Party set forth below, or to such entity and/or at such other place as Secured Party may from time to time designate by notice to Debtor. Any other amounts required to be paid to Secured Party under this Agreement are due upon Debtor's receipt of Secured Party's invoice and will be payable as directed in the invoice. Payments under this Agreement may be applied to the Debtor's then accrued Secured Obligations in such order as Secured Party may choose.

     (f) The Advances shall not be subject to prepayment or redemption in whole or in part prior to the expiration of the Term set forth in the Schedule executed in connection with said Advance.

     2.1 Grant of Security Interest. In consideration of the Advances to be made by Secured Party to Debtor under this Agreement, and to secure the payment and performance of the Secured Obligations, Debtor hereby grants and assigns to Secured Party, its successors and assigns, a security interest in all of its right, title and interest in the equipment described in Exhibit B hereto, and all additions, improvements, accessions and accumulations to said equipment, replacements and substitutions of components of said equipment, together with all rents, issues, income, profits and proceeds therefrom and Debtor's books and records relating to the foregoing (the "Collateral").

     Each item of Collateral shall secure not only the specific Advances made by Secured party to Debtor as set forth in the Schedule, but also all other present and future indebtedness or obligations of debtor to Secured party of every kind and nature whatsoever. Debtor warrants and agrees that the Collateral will be used primarily for business or commercial purposes and that regardless of the manner of affixation, the Collateral shall remain personal property and shall not become part of the real estate. Debtor agrees to keep the Collateral at the locations set forth in the Schedule(s) covering said Collateral and will not make any change in the location of the Collateral within such state, and will not remove the Collateral from such state without the prior written consent of Secured Party.

     3. Time is of the Essence; Late Charges. Time is of the essence in this Agreement and if any Monthly Loan Repayment is not paid within the ten (10) days after the due date thereof, Secured Party shall have the right to add and collect, and Debtor agrees to pay:

     (a) A late charge on and in addition to, such Monthly Loan Repayment equal to five percent (5%) of such Monthly Loan Repayment or a lesser amount if established by any State or Federal statute applicable thereto; and

     (b) Interest on such Monthly Loan Repayment from thirty (30) days after the due date until paid at the rate of eighteen (18%) per annum.

     4. No Warranties. This Agreement is solely a financing agreement. Debtor acknowledges that: The Collateral has or will have been selected and acquired solely by Debtor for Debtor's purposes; Secured Party is not the manufacturer, dealer, vendor or supplier of the Collateral; the Collateral is of a size, design, capacity, description and manufacture selected by Debtor; Debtor is satisfied that the Collateral is suitable and fit for its purposes; and SECURED PARTY HAS NOT MADE AND DOES NOT MAKE ANY WARRANTY OR REPRESENTATION WHATSOEVER, EITHER EXPRESS OR IMPLIED, AS TO THE FITNESS, CONDITION, MERCHANTABILITY, DESIGN OR OPERATION OF THE COLLATERAL, ITS FITNESS FOR ANY PARTICULAR PURPOSE, THE VALUE OF THE COLLATERAL, THE QUALITY OR CAPACITY OF THE MATERIALS IN THE COLLATERAL OR WORKMANSHIP IN THE COLLATERAL, NOR ANY OTHER REPRESENTATION OR WARRANTY WHATSOEVER.

     4.1 No Agency. Debtor acknowledges and agrees that none of the manufacturer, vendor, dealer or supplier, nor any salesman, representative, or other agent of the manufacturer, dealer, vendor or supplier, is an agent of Secured Party. No salesman, representative or agent of the manufacturer, dealer vendor or supplier is authorized to waive or alter any term or condition of this Agreement, and no representation as to the Collateral or any other matter by any manufacturer, dealer, vendor or supplier shall in any way affect Debtor's duty to pay the Monthly Loan Repayment and perform his other obligations as set forth in this Agreement.

     5. Acceptance. Execution by Debtor and Secured Party of the Schedule covering the Collateral will conclusively establish that such Collateral has been included under and will be subject to all of the terms and conditions of this Agreement. If Debtor has not furnished Secured Party with an executed Schedule by the earlier of fourteen (14) days after receipt thereof or expiration of the commitment set forth in any applicable equipment financing commitment, Secured Party may terminate its obligation to make any Advances with respect to any applicable Collateral.

     6. Insurance and Risk of Loss. All risk of loss of, damage to, or destruction of the Collateral shall at all times be borne by Debtor. Debtor will procure forthwith and maintain property and general liability insurance with extended or combined additional coverage on the Collateral for the full insurable value thereof for the life of this Agreement and any Schedule(s) plus such other insurance as Secured Party may specify, and promptly deliver each policy to Secured Party with a standard long form endorsement attached showing Secured Party or assigns as additional insureds and loss payees. Each insurer shall agree by endorsement upon such policy issued by it or by independent instrument furnished to Secured Party and Debtor that it will give Secured Party and Debtor thirty
(30) days written notice before the policy in question shall be materially altered or canceled. Secured Party's acceptance of policies in lesser amounts or risks shall not be a waiver of Debtor's foregoing obligation.

     7. Debtor's Representations and Warranties.

     Debtor represents and warrants to Secured Party as follows:

     (a) Debtor is duly organized and existing under the laws of the State of its formation without limit as to the duration of its existence, and is authorized and in good standing to do business in said State; Debtor has corporate powers and adequate authority, rights and franchises to own its own property and to carry on its business as now conducted, and is duly qualified and in good standing in each state in which the character of the properties owned by it therein or the conduct of its business makes such qualifications necessary; and Debtor has the corporate power and adequate authority to make and carry out this Agreement.

     (b) The execution, delivery and performance of this Agreement are duly authorized and do not, to the best of the Debtor's knowledge, require the consent or approval of any governmental body or other regulatory authority; are not in contravention of or in conflict with any law, regulation or any term or provision of its articles of formation or bylaws, and this Agreement is a valid and binding obligation of Debtor legally enforceable in accordance with its terms.

     (c) The execution, delivery and performance of this Agreement will not contravene or conflict with any agreement, indenture or undertaking to which Debtor is a party or by which it or any of its property may be bound by or affected, and will not cause any lien, charge or other encumbrance to be created or imposed upon any such property by reason thereof.

     (d) Except as shown on Exhibit C, there is no material litigation or other proceeding pending or threatened against or affecting Debtor, and it is not in default with respect to any order, writ, injunction, decree or demand of any court or other governmental or regulatory authority. The balance sheets of Debtor and the related profit and loss statements and other financial data as submitted in writing by Debtor to Secured Party in connection with this Agreement, are true and correct, and said balance sheets and profit and loss statements truly represent the financial condition of Debtor as of the dates thereof.

     (e) Debtor has good and valid  title to the  Collateral  which is free from
and  will  be  kept  free  from  all  liens,  claims,   security  interests  and
encumbrances, except for the security interest granted hereby.

     (f) No financing statement covering the Collateral or any proceeds thereof is on file in favor of anyone other than Secured Party, but if such other financing statement is on file, it will be terminated or subordinated.

     (g) All necessary action, including the filing of UCC-1 Financing Statements, has or will be made to give Secured Party a first priority security interest in the Collateral. Debtor agrees to permit Secured Party to pre-file any UCC-1 Financing Statement pursuant to California Commercial Code '9402.

     (h) Debtor hereby appoints Secured Party (and any of Secured Party's officers, mployees, or agents designated by Secured Party) as Debtor's attorney, with power whether before or after the occurrence of an Event of Default: (a) to execute UCC Financing Statements; and (b) to do all things necessary to carry out this Agreement. The appointment of Secured Party as Debtor's attorney and each and every one of Secured Party's rights and powers, being coupled with an interest, are irrevocable as long as any Obligations are outstanding. Any person dealing with Secured Party shall be entitled to rely conclusively on any written or oral statement of Secured Party that this power of attorney is in effect.

     8. Debtor's Agreements. Debtor agrees:

     (a) To defend at Debtor's own cost and expense any action, proceeding or claim affecting the Collateral.

     (b) To pay reasonable attorneys fees and other expenses incurred by Secured Party in enforcing its rights in the event of Debtor's default under this Agreement.

     (c) To pay promptly all taxes, assessments, license fees and other public or private charges when levied or assessed against the Collateral or this Agreement and this obligation shall survive the termination of this Agreement.

     (d) That if a certificate of title is required or permitted by law, Debtor shall obtain such certificate with respect to the Collateral, showing the security interests of Secured Party thereon and in any event do everything necessary or expedient to preserve or perfect the security interest of Secured Party.

     (e) That Debtor will not misuse, fail to keep in good repair, secrete, or without the prior written consent of Secured Party, and notwithstanding Secured Party's claim to proceeds, sell, rent, lend, encumber or transfer any of the Collateral. The Collateral shall be maintained in accordance with the manufacturer's specifications and shall at all times be eligible for the manufacturer's maintenance program.

     (f) That Secured Party may enter upon Debtor's premises or wherever the Collateral may be located at any reasonable time to inspect the Collateral and Debtor's books and records pertaining to the Collateral, and Debtor shall assist Secured Party in making such inspection.

     (g) That the security interest granted by Debtor to Secured Party shall continue effective irrespective of the payment of the Secured Obligations, so long as there are any obligations of any kind, including obligations under guaranties or assignments, owed by Debtor to Secured Party.

     (h) To mark and identify the Collateral with all information and in such manner as Secured Party may request from time to time and replace promptly any such markings or identifications which are removed, defaced or destroyed.

     (i) except as required herein, not to make any addition or improvement to any item of Collateral that is not readily removable without causing material damage to any item or impairing its original value or utility. Any addition or improvement that is so required or cannot be so removed will immediately become part of the Collateral.

     (j) To indemnify and hold Secured Party harmless from and against all claims, losses, liabilities (including negligence, tort and strict liability), damages, judgments, suits and all legal proceedings, and any and all costs and expenses in connection therewith (including attorney's fees) arising out of or in any manner connected with the manufacture, purchase, financing, ownership, delivery, rejection, non-delivery, possession, use, transportation, storage, operation, maintenance, repair, return or other disposition of the Collateral or with this Agreement, including, without limitation, claims for injury to, or death of, persons and for damage to property, and give Secured Party prompt notice of such claims or liability.

     (k) That Debtor will not part with possession of or control of or suffer or allow to pass out of its possession or control items of Collateral or change the location of the Collateral or any part thereof from the address shown in the appropriate Schedule without the prior written consent of Secured Party.

     (l) That Debtor shall not ASSIGN OR IN ANY WAY DISPOSE OF ALL OR ANY PART OF ITS RIGHTS OR OBLIGATIONS UNDER THIS AGREEMENT OR SELL, LEASE, TRANSFER, PLEDGE OR HYPOTHECATE ANY PART OF THE COLLATERAL. DEBTOR'S INTEREST IN THIS AGREEMENT AND THE COLLATERAL IS NOT ASSIGNABLE AND WILL NOT BE ASSIGNED OR TRANSFERRED BY OPERATION OF LAW. CONSENT TO ANY OF THE FOREGOING PROHIBITED ACTS APPLIES ONLY IN THE GIVEN INSTANCE AND IS NOT CONSENT TO SUBSEQUENT LIKE ACT BY DEBTOR OR ANOTHER ENTITY.

     The foregoing notwithstanding, Debtor, Debtor may dispose of any of the Collateral that Debtor has reasonably determined is obsolete or surplus equipment, provided that (i) as of the disposition date no Event of Default is continuing and such disposition would not cause an Event of Default to occur,
(ii) the proceeds of the Collateral disposition, if any , are delivered to Secured Party to be held as Collateral hereunder, (iii) the equipment, if any, acquired in replacement for the Collateral disposed of is of equal or greater value than the Collateral disposed and is pledged by Debtor to Secured party hereunder as Collateral

     9. Events of Default. Any of the following events or conditions shall constitute an Event of Default hereunder:

     (a) Debtor's failure to pay any Monthly Loan Repayment or any installment of the principal or interest due under any Schedule when and after the same shall become due and payable, whether at the due date thereof, or at the date fixed for prepayment or by acceleration or otherwise;

     (b) Debtor's failure to observe or perform any covenant or agreement to be observed or performed by Debtor under this Agreement, any Schedule or any other instrument or agreement delivered by Debtor to Secured Party in connection with this or any other transaction;

     (c) Any representation or warranty made by Debtor herein or in any report, certificate, financial or other statement furnished in connection with this Agreement shall prove to be false or misleading in any material respect; or

     (d) Debtor is (i) adjudicated insolvent or a bankrupt, or ceases, becomes unable, or admits in writing its inability, to pay its debts as they mature, or makes a general assignment for the benefit of, or enters into any composition or arrangement with, creditors; (ii) applies for or consents to the appointment of a receiver, trustee or liquidator of it or of a substantial part of its property, or authorizes such application or consent, or proceedings seeking such appointment shall be instituted against it without such authorization, consent or application and continues undismissed for a period of 60 calendar days; (iii) authorizes or files a voluntary petition in bankruptcy or applies for or consents to the application of any bankruptcy, reorganization in bankruptcy, arrangement, readjustments or debts, insolvency, dissolution, moratorium or other similar laws of any jurisdiction, or authorizes such application or consent, or proceedings to such end shall be instituted against it without such authorization, application or consent and such proceedings instituted against it shall continue undismissed for a period of 60 calendar days; or

     (e) Secured Party, in good faith, believes the prospect of payment or performance is impaired or in good faith believes the Collateral is insecure;

     (f) Any agreement made by a guarantor, surety or endorser for Debtor's default in any obligation or liability to Secured Party or any guaranty obtained in connection with this transaction is terminated or breached.

     (g) an Event of Default, as defined in the Revolving Loan and Security Agreement.

     10. Secured Party's Remedies. Debtor agrees that when an Event of Default has occurred and is continuing, Secured Party shall have the rights, options, duties and remedies of a Secured Party and Debtor shall have the rights and duties of a Debtor under the Uniform Commercial Code in effect in each jurisdiction where the Collateral or any part thereof is located and, without limiting the foregoing, Secured Party may exercise one or more or all, and in any order, of the remedies hereinafter set forth:

     (a) By notice in writing to Debtor, declare the entire unpaid principal balance due under any, each and all Schedule(s) to be immediately due and payable; and thereupon all such unpaid balance(s), together with all accrued and unpaid interest thereon, shall be immediately due and payable;

     (b) Personally, or by agents or attorneys, take immediate possession of the Collateral or any portion thereof and for that purpose pursue the same wherever it may be found and enter any of the premises of Debtor with or without notice, demand, process of law or legal procedure, and search for, take possession of, remove, keep and store the same, or use, operate, or lease the same until sold and otherwise exercise any and all of the rights and powers of Debtor in respect thereof;

     (c) Either with or without taking possession and without instituting any legal proceedings whatsoever (having first given notice of such sale by mail to Debtor once at least 10 calendar days prior to the date of such sale, and any other notice of such sale which may be required by law, if said notice is sufficient), sell and dispose of the Collateral or any part thereof at public auction(s) to the highest bidder, or at a private sale(s) in one lot as an entirety or in several lots, and either for cash or for credit and on such terms as Secured Party may determine, and at any place (whether or not it is the location of the Collateral or any part thereof, designated in the notice above referred to. Any such sale or sales may be adjourned from time to time by announcement of the time and place appointed for such sale or sales, or for such adjourned sales or sales without further notice, and Secured Party may bid and become the purchaser at any such sale;

     (d) Secured Party may proceed to protect and enforce this Agreement and any Schedule(s) by suit or suits or proceedings in equity, at law or in bankruptcy, and whether for the specific performance of any covenant or agreement herein contained, or execution or aid of any power herein granted, or for foreclosure hereunder, or for the appointment of a receiver or receivers for the Collateral, or any party thereof, or for the enforcement of any proper, legal or equitable remedy available under applicable law.

     (e) Secured Party may require Debtor to assemble the Collateral and return it to Secured Party at a place to be designated by Secured Party which is reasonably convenient to both parties.

     (f) Debtor agrees to pay the Secured Party all expenses or retaking, holding, preparing for sale, or selling the Collateral in addition to attorneys' fees as set forth above.

     11. Acceleration Clause. In case of any sale of the Collateral, or any part thereof, pursuant to any judgment or decree of any court or otherwise in connection with the enforcement of any of the terms of this Agreement, the outstanding principal due under any Schedule, if not previously due, the interest accrued thereon and all other sums required to be paid by Debtor pursuant to this Agreement shall at once become and be immediately due and payable.

     12. Exercise of Rights. No delay or omission of Secured Party in the exercise of any right or power arising from any default shall act as a waiver of or impair any such right or power or prevent its exercise during the continuance of such default. No waiver by Secured Party of any such default, whether such waiver be full or partial, shall extend to or be taken to affect any subsequent default, nor shall it impair the rights resulting therefrom except as may be otherwise provided therein. The giving, taking or enforcement of any other or additional security, collateral, or guarantee for the payment of the Secured Obligations shall not operate to prejudice, waive, or affect the security of this Agreement or any rights, powers, or remedies hereunder, and Secured Party shall not be required to look first to enforce or exhaust such other additional security, collateral, or guarantees. All rights, remedies, and options of Secured Party hereunder, or by law shall be cumulative.

     13. Assignment by Secured Party. SECURED PARTY MAY ASSIGN OR TRANSFER THIS AGREEMENT OR SECURED PARTY'S INTEREST IN THE COLLATERAL WITHOUT NOTICE TO DEBTOR. Any assignee of Secured Party shall have all of the rights but none of the obligations, of Secured Party under this Agreement, and Debtor agrees that it will not assert against any assignee of Secured Party any defense, counterclaim or offset that Debtor may have against Secured Party.

     14. Non-Terminable Agreement; Obligations Unconditional. This Agreement cannot be canceled or terminated except as expressly provided herein. Debtor hereby agrees that Debtor's obligation to pay all Secured Obligations shall be absolute and unconditional and Debtor will not be entitled to any abatement of Monthly Loan Repayments or other payments due under this Agreement or any reduction thereof under circumstances or for any reason whatsoever. Debtor hereby waives any and all existing and future claims, as offsets, against any Monthly Loan Repayments and other payments due under this Agreement as and when due regardless of any offset or claim which may be asserted by Debtor or on its behalf. The obligations and liabilities of Debtor hereunder will survive the termination of this Agreement.

     15. Additional Documents. In connection with and in order to provide effective evidence of the security interest in the Collateral granted Secured Party under this Agreement, Debtor will execute and deliver to Secured Party such financing statements and similar documents as Secured Party requests. Debtor authorizes Secured Party where permitted by law to make filings of such financing statements without Debtor's signature.

Debtor further agrees to furnish Secured Party:

     (a) On a timely basis, Debtor's future financial statements, including Debtor's most recent annual report, balance sheet and income statement, prepared in accordance with generally accepted accounting principles, which reports, Debtor warrants, shall fully and fairly represent the true financial condition of Debtor;

     (b) Any other financial information normally provided by Debtor to the public; and

     (c) Such other financial data or information relative to this Agreement and the Collateral, including, without limitation, copies of Suppliers' proposals and purchase orders and agreements, listings of serial numbers or other identification data and confirmations of such information, as Secured Party may from time to time reasonably request. Debtor will procure and/or execute, have executed, have acknowledged, and/or deliver to Secured Party, record and file such other documents and notices as Secured Party deems necessary or desirable to protect its interest in and rights under this Agreement and Collateral. Debtor will pay for all filings, searches, title reports, legal and other fees incurred by Secured Party in connection with any documents to be provided by Debtor pursuant to this Agreement and any other similar documents Secured Party may procure.

     16. Miscellaneous.

     (a) Successors and Assigns. Whenever any of the parties hereto is referred to, such reference shall be deemed to include the successors and assigns of such parties, and all the covenants, promises, and agreements in this Agreement contained by or on behalf of Debtor or Secured Party shall bind and inure to the benefit of the respective successors and assigns of each party whether so expressed or not.

     (b)  Partial   Invalidity.   The   enforceability   or  invalidity  of  any
provision(s) of this Agreement shall not render any other provision(s) herein contained unenforceable or invalid.

     (c) Communications. All communications provided for herein shall be in writing and shall be deemed to have been given (unless otherwise required by the specific provisions in respect of any matter) ((i) when addressed and delivered personally or (ii) three (3) calendar days following deposit in the United States mail, registered or certified, postage prepaid, and addressed to the address set forth beneath the respective parties' signature lines below, or as to Debtor or Secured Party at such other address as they may designate by notice duly given in accordance with this Section to the other party.

     (d) Governing Law. ALL ACTS AND TRANSACTIONS HEREUNDER AND THE RIGHTS AND OBLIGATIONS OF THE PARTIES HERETO SHALL BE GOVERNED, CONSTRUED AND INTERPRETED IN ACCORDANCE WITH THE LAWS OF CALIFORNIA, WITHOUT GIVING EFFECT TO CONFLICTS OF LAW PRINCIPLES.

     (e) Waiver of Trial by Jury. SECURED PARTY AND DEBTOR HEREBY WAIVE THE RIGHT TO TRIAL BY JURY OF ANY MATTERS ARISING OUT OF THIS AGREEMENT OR ANY OF THE OTHER LOAN DOCUMENTS OR THE RELATIONSHIP BETWEEN SECURED PARTY AND DEBTOR.

     (f) Submission to Jurisdiction. DEBTOR HEREBY IRREVOCABLY SUBMITS TO THE JURISDICTION OF ANY CALIFORNIA OR FEDERAL COURT SITTING IN ORANGE COUNTY, CALIFORNIA, OVER ANY ACTION OR PROCEEDING ARISING OUT OF OR RELATING TO THIS AGREEMENT. DEBTOR HEREBY AGREES THAT SERVICE OF COPIES OF SUMMONS AND COMPLAINTS AND ANY OTHER PROCESS WHICH MAY BE SERVED IN ANY ACTION OR PROCEEDING ARISING HEREUNDER MAY BE MADE BY MAILING OR DELIVERING A COPY OF SUCH PROCESS BY REGISTERED OR CERTIFIED MAIL, POSTAGE PREPAID, TO DEBTOR AT ITS ADDRESS SET FORTH AT THE BEGINNING OF THIS AGREEMENT.

     NOTHING IN THIS PARAGRAPH (f) SHALL AFFECT THE RIGHT OF SECURED PARTY TO SERVE LEGAL PROCESS IN ANY OTHER MANNER PERMITTED BY LAW OR AFFECT THE RIGHT OF SECURED PARTY TO BRING ANY ACTION OR PROCEEDING AGAINST DEBTOR OR ANY OF ITS PROPERTIES IN THE COURTS OF OTHER JURISDICTIONS TO THE EXTENT OTHERWISE PERMITTED BY LAW.

     TO THE EXTENT THAT DEBTOR HAS OR HEREAFTER MAY ACQUIRE (I) ANY IMMUNITY FROM JURISDICTION OF ANY COURT OF CALIFORNIA OR ANY FEDERAL COURT SITTING IN ORANGE COUNTY, CALIFORNIA OR FROM ANY LEGAL PROCESS OUT OF ANY SUCH COURT (WHETHER THROUGH SERVICE OR NOTICE, ATTACHMENT PRIOR TO JUDGMENT, ATTACHMENT IN AID OF EXECUTION, EXECUTION OR OTHERWISE) WITH RESPECT TO ITSELF OR ITS PROPERTY, OR (ii) ANY OBJECTION TO THE LAYING OF THE VENUE OR OF AN INCONVENIENT FORUM OF ANY SUIT, ACTION OR PROCEEDING, IF BROUGHT IN CALIFORNIA OR FEDERAL COURT SITTING IN ORANGE COUNTY, CALIFORNIA UNDER PROCESS SERVED IN ACCORDANCE WITH SUBPARAGRAPH (a) ABOVE, DEBTOR HEREBY IRREVOCABLY WAIVES SUCH IMMUNITY OR OBJECTION IN RESPECT OF ANY SUIT, ACTION OR PROCEEDING ARISING OUT OF OR RELATING TO THIS AGREEMENT OR THE LOANS.

     (g)   Counterparts.   This  Agreement  may  be  signed  in  any  number  of
counterparts, each of which will constitute an original, and all of which, taken together, shall constitute but one and the same agreement.

     (h) Entire Agreement. This Agreement constitutes the entire understanding or agreement between Secured Party and Debtor and there is no understanding or agreement, oral or written, which is not set forth herein. This Agreement may not be amended except by a writing signed by Secured Party and Debtor and shall be binding upon and inure to the benefit of the parties hereto, their permitted successors and assigns.

THIS AGREEMENT SHALL BECOME EFFECTIVE ONLY UPON WRITTEN ACCEPTANCE BY SECURED PARTY.

        IN WITNESS WHEREOF, Debtor and Secured Party have executed this Agreement by their duly authorized officers as of the date first above written.

DEBTOR:                                        LENDER:
INTEGRATED MEDICAL RESOURCES, INC.             DVI FINANCIAL SERVICES INC.

By:     /s/ T. Scott Jenkins                   By:    /s/ Cynthia J. Cohn
Print Name: T. Scott Jenkins                   Print Name: Cynthia J. Cohn
Title:  President                              Title: Executive Vice President

DEBTOR:                                        DEBTOR:
IMR OF ARIZONA, INC.                           INTEGRATED MEDICAL RESOURCES OF
                                               CALIFORNIA, INC.

By:     /s/ T. Scott Jenkins                   By:    /s/ T. Scott Jenkins
Print Name: T. Scott Jenkins                   Print Name: T. Scott Jenkins
Title:  President                              Title: President

DEBTOR:                                        DEBTOR:
INTEGRATED MEDICAL RESOURCES OF                IMR OF CONNECTICUT, INC.
COLORADO, INC.
By:     /s/ T. Scott Jenkins                   By:    /s/ T. Scott Jenkins
Print Name: T. Scott Jenkins                   Print Name: T. Scott Jenkins
Title:  President                              Title: President

DEBTOR:                                        DEBTOR:
IMR INTEGRATED DIAGNOSTICS OF FLORIDA, INC.    IMR OF ILLINOIS, INC.
By:     /s/ T. Scott Jenkins                   By:    /s/ T. Scott Jenkins
Print Name: T. Scott Jenkins                   Print Name: T. Scott Jenkins
Title:  President                              Title: President

DEBTOR:                                        DEBTOR:
IMR OF INDIANA, INC.                           INTEGRATED MEDICAL RESOURCES OF
                                               MASSACHUSETTS, INC.
By:     /s/ T. Scott Jenkins                   By:    /s/ T. Scott Jenkins
Print Name: T. Scott Jenkins                   Print Name: T. Scott Jenkins
Title:  President                              Title: President
DEBTOR:                                        DEBTOR:

IMR OF MICHIGAN, INC.                          IMR OF NEVADA, INC.
By:     /s/ T. Scott Jenkins                   By:    /s/ T. Scott Jenkins
Print Name: T. Scott Jenkins                   Print Name: T. Scott Jenkins
Title:  President                              Title: President

DEBTOR:                                        DEBTOR:
INTEGRATED DIAGNOSTICS, INC.                   IMR OF NORTH CAROLINA, INC
By:     /s/ T. Scott Jenkins                   By:    /s/ T. Scott Jenkins
Print Name: T. Scott Jenkins                   Print Name: T. Scott Jenkins
Title:  President                              Title: President

DEBTOR:                                        DEBTOR:
IMR OF OHIO, INC.                              IMR  INTEGRATED   DIAGNOSTICS  OF
                                               OKLAHOMA, INC.
By:     /s/ T. Scott Jenkins                   By:    /s/ T. Scott Jenkins
Print Name: T. Scott Jenkins                   Print Name: T. Scott Jenkins
Title:  President                              Title: President

DEBTOR:                                        DEBTOR:
INTGRATED MEDICAL RESOURCES OF                 IMR OF SOUTH CAROLINA, INC.
PENNSYLVANIA, INC.
By:     /s/ T. Scott Jenkins                   By:    /s/ T. Scott Jenkins
Print Name: T. Scott Jenkins                   Print Name: T. Scott Jenkins
Title:  President                              Title: President

DEBTOR:                                        DEBTOR:
IMR INTEGRATED DIAGNOSTICS, INC.               IMR OF VIRGINIA, INC.
By:     /s/ T. Scott Jenkins                   By:    /s/ T. Scott Jenkins
Print Name: T. Scott Jenkins                   Print Name: T. Scott Jenkins
Title:  President                              Title: President

DEBTOR:
IMR OF WISCONSIN, INC.
By:     /s/ T. Scott Jenkins
Print Name: T. Scott Jenkins
Title:  President

                                    EXHIBIT A
                         TO LOAN AND SECURITY AGREEMENT

                              (ADDITIONAL DEBTORS)

IMR of Arizona, Inc., an Arizona corporation
Integrated Medical Resources of California, Inc. a California corporation Integrated Medical Resources of Colorado, Inc., a Colorado corporation
IMR of Connecticut, Inc., a Connecticut corporation
IMR Integrated Diagnostic of Florida,  Inc.,  a  Florida  corporation
IMR of  Illinois,  Inc.,  an  Illinois corporation
IMR of Indiana,  Inc., an Indiana  corporation
Integrated Medical Resources of Massachusetts, Inc., a Massachusetts corporation IMR of Michigan, Inc., a Michigan corporation
IMR  of  Nevada,  Inc.,  a  Nevada  corporation
Integrated  Diagnostics,  Inc., a New York  corporation
IMR of North  Carolina, Inc., a North Carolina  corporation
IMR of Ohio,  Inc., an Ohio  corporation
IMR Integrated Diagnostics of Oklahoma, Inc., an Oklahoma corporation Integrated Medical Resources of Pennsylvania, Inc., a Pennsylvania corporation IMR of South Carolina, Inc., a South Carolina corporation
IMR Integrated Diagnostics, Inc., a Texas  corporation
IMR  of  Virginia,  Inc.,  a  Virginia  corporation
IMR  of Wisconsin, Inc., a Wisconsin corporation

                       LOAN AND COLLATERAL SCHEDULE NO. 1

                                       TO

               LOAN AND SECURITY AGREEMENT DATED OCTOBER 23, 1997
                               LOAN NO. 97-10-100

   THIS LOAN AND COLLATERAL SCHEDULE is executed pursuant to that certain Loan and Security Agreement dated October 23, 1997 ("Agreement"), between Integrated Medical Resources, Inc. and the entities listed on Exhibit A attached hereto and made a part hereof as debtors (collectively and individually referred to as "Debtor") and DVI Financial Services Inc. as secured party ("Secured Party").

   1. Incorporation by Reference.

        The Agreement is fully incorporated herein by reference.

   2. Description of Collateral.

        In consideration of the terms and conditions of the Agreement, and of this Schedule, Secured Party has concurrently herewith made a cash Advance to Debtor on the security of the Collateral described as follows:

See Exhibit B attached hereto and made a part hereof.

, TOGETHER WITH ALL PARTS, ACCESSORIES, ATTACHMENTS, ACCESSIONS, ADDITIONS, REPLACEMENT AND SUBSTITUTION COMPONENTS THEREOF.

   3. Amount of Advance.

        The total amount of the Advance pursuant to this Schedule is Five Hundred Thousand and 00/100 Dollars ($500,000.00)

   4. Term.

        The Term for the Monthly Loan Repayments of the Advance made pursuant to this Schedule shall commence on the date set forth below in Section 5, and unless earlier terminated provided in the Loan and Security Agreement shall continue for a period of thirty-six (36) months.

   5. Monthly Loan Repayments.

As Monthly Loan Repayments of the Advance made under this Schedule, Debtor agrees to pay Secured Party the sum of Five Hundred Ninety Seven Thousand Eight Hundred Fifty Seven and 40/100 Dollars ($597,857.40), payable, in successive monthly installments of: thirty-six (36) payments of Sixteen Thousand Six Hundred Seven and 15/100 Dollars ($16,607.15), beginning on October 23, 1997 and on the same day of each month thereafter until paid in full. In the event there is an increase in the thirty (30) month Treasury Note rate from the rate quoted in the proposal/commitment letter to the rate in effect on the date this Schedule funds, then Secured Party reserves the right to increase the Monthly Loan Repayment Amount by that same rate of increase. Monthly Loan Repayments will be made to Secured Party by having DVI Business Credit Corporation deduct from the Lock Box Accounts, as defined in the Revolving Loan and Security Agreement the Monthly Loan Repayments in accordance with Section 2.6 of the Revolving Loan and Security Agreement. To the extent there are not sufficient funds in the Lock Box Accounts, Debtor shall make the Monthly Loan Repayments directly to Secured Party as follows:

   DVI Financial Services Inc.
   500 Hyde Park
   Doylestown, PA 18901

6. Duty to Pay Absolute.

        Until the Debtor's obligation to make Monthly Loan Repayments has been terminated as provided herein, it shall be absolute, unconditional, and without deduction, offset, or abatement for any reason, and shall continue in full force and effect regardless of Debtor's ability to use any item of Collateral or any reason.

   7.  Collateral Location.

        The Collateral shall be located at: See Exhibit C attached hereto and made a part hereof.

        IN WITNESS WHEREOF, Debtor and Secured Party have executed this Schedule by their duly authorized officers as of the date first above written.

DEBTOR:                                        LENDER:
INTEGRATED MEDICAL RESOURCES, INC.             DVI FINANCIAL SERVICES INC.

By:     /s/ T. Scott Jenkins                   By: /s/ Cynthia J. Cohn
Print Name: T. Scott Jenkins                   Print Name: Cynthia J.Cohn
Title:  President                              Title: Executive Vice President

DEBTOR:                                        DEBTOR:
IMR OF ARIZONA, INC.                           INTEGRATED MEDICAL RESOURCES OF
                                               CALIFORNIA, INC.

By:     /s/ T. Scott Jenkins                   By:    /s/ T. Scott Jenkins
Print Name: T. Scott Jenkins                   Print Name: T. Scott Jenkins
Title:  President                              Title: President

DEBTOR:                                        DEBTOR:
INTEGRATED MEDICAL RESOURCES OF                IMR OF CONNECTICUT, INC.
COLORADO, INC.

By:     /s/ T. Scott Jenkins                   By:    /s/ T. Scott Jenkins
Print Name: T. Scott Jenkins                   Print Name: T. Scott Jenkins
Title:  President                              Title: President

DEBTOR:                                        DEBTOR:
IMR INTEGRATED DIAGNOSTICS OF FLORIDA, INC.    IMR OF ILLINOIS, INC.
By:     /s/ T. Scott Jenkins                   By:    /s/ T. Scott Jenkins
Print Name: T. Scott Jenkins                   Print Name: T. Scott Jenkins
Title:  President                              Title: President

DEBTOR:                                        DEBTOR:
IMR OF INDIANA, INC.                           INTEGRATED MEDICAL RESOURCES OF
                                               MASSACHUSETTS, INC.
By:     /s/ T. Scott Jenkins                   By:    /s/ T. Scott Jenkins
Print Name: T. Scott Jenkins                   Print Name: T. Scott Jenkins
Title:  President                              Title: President

DEBTOR:                                        DEBTOR:
IMR OF MICHIGAN, INC.                          IMR OF NEVADA, INC.
By:     /s/ T. Scott Jenkins                   By:    /s/ T. Scott Jenkins
Print Name: T. Scott Jenkins                   Print Name: T. Scott Jenkins
Title:  President                              Title: President

DEBTOR:                                        DEBTOR:
INTEGRATED DIAGNOSTICS, INC.                   IMR OF NORTH CAROLINA, INC
By:     /s/ T. Scott Jenkins                   By:    /s/ T. Scott Jenkins
Print Name: T. Scott Jenkins                   Print Name: T. Scott Jenkins
Title:  President                              Title: President

DEBTOR:                                        DEBTOR:
IMR OF OHIO, INC.                              IMR   INTEGRATED   DIAGNOSTICS OF
                                               OKLAHOMA, INC.
By:     /s/ T. Scott Jenkins                   By:    /s/ T. Scott Jenkins
Print Name: T. Scott Jenkins                   Print Name: T. Scott Jenkins
Title:  President                              Title: President

DEBTOR:                                        DEBTOR:
INTGRATED MEDICAL RESOURCES OF                 IMR OF SOUTH CAROLINA, INC.
PENNSYLVANIA, INC.
By:     /s/ T. Scott Jenkins                   By:    /s/ T. Scott Jenkins
Print Name: T. Scott Jenkins                   Print Name: T. Scott Jenkins
Title:  President                              Title: President

DEBTOR:                                        DEBTOR:
IMR INTEGRATED DIAGNOSTICS, INC.               IMR OF VIRGINIA, INC.
By:     /s/ T. Scott Jenkins                   By:    /s/ T. Scott Jenkins
Print Name: T. Scott Jenkins                   Print Name: T. Scott Jenkins
Title:  President                              Title: President

DEBTOR:
IMR OF WISCONSIN, INC.
By:     /s/ T. Scott Jenkins
Print Name: T. Scott Jenkins
Title:  President

                                    EXHIBIT A
                      TO LOAN AND COLLATERAL SCHEDULE NO. 1

                              (ADDITIONAL DEBTORS)

IMR of Arizona, Inc., an Arizona corporation
Integrated Medical Resources of California, Inc. a California corporation Integrated Medical Resources of Colorado, Inc., a Colorado corporation
IMR of Connecticut, Inc., a Connecticut corporation
IMR Integrated Diagnostic of Florida,  Inc.,  a  Florida  corporation
IMR of  Illinois,  Inc.,  an  Illinois corporation
IMR of Indiana,  Inc., an Indiana  corporation
Integrated Medical Resources of Massachusetts, Inc., a Massachusetts corporation IMR of Michigan, Inc., a Michigan corporation
IMR  of  Nevada,  Inc.,  a  Nevada  corporation
Integrated  Diagnostics,  Inc., a New York  corporation
IMR of North  Carolina, Inc., a North Carolina  corporation
IMR of Ohio,  Inc., an Ohio  corporation
IMR Integrated Diagnostics of Oklahoma, Inc., an Oklahoma corporation Integrated Medical Resources of Pennsylvania, Inc., a Pennsylvania corporation IMR of South Carolina, Inc., a South Carolina corporation
IMR Integrated Diagnostics, Inc., a Texas  corporation
IMR  of  Virginia,  Inc.,  a  Virginia  corporation
IMR  of Wisconsin, Inc., a Wisconsin corporation

                             ACCEPTANCE CERTIFICATE

                                       TO

               LOAN AND SECURITY AGREEMENT DATED OCTOBER 23, 1997
                               LOAN NO. 97-10-100

            LOAN AND COLLATERAL SCHEDULE NO. 1 DATED OCTOBER 23, 1997

        THIS ACCEPTANCE CERTIFICATE ("Certificate") is being executed and delivered pursuant to the Loan and Security Agreement and Loan and Collateral Schedule No. 1 ("Schedule") each dated as of October 23, 1997 between Integrated Medical Resources, Inc. and the entities listed on Exhibit A attached hereto and made a part hereof (collectively and individually referred to as "Debtor") and DVI Financial Services Inc. (referred to as "Secured Party") for the following equipment ("Equipment"):

        MANUFACTURER, MODEL AND SERIAL/IDENTIFICATION NUMBER:

Refer to the attached Exhibit "B" which by this reference is made a part hereof.

, TOGETHER WITH ALL PARTS, ACCESSORIES, ATTACHMENTS, ACCESSIONS, ADDITIONS, REPLACEMENT AND SUBSTITUTION COMPONENTS THEREOF.

        WE HEREBY CERTIFY AND ACKNOWLEDGE that all the Equipment subject to the above-referenced Schedule and as described herein has been delivered to us; that any necessary installation of the Equipment has been fully and satisfactorily performed; that the Equipment has been examined and/or tested and is in good operating order and condition and is of the manufacture, design and specifications selected by us and is in all respects satisfactory to Debtor; and that, after full inspection thereof, we have accepted the Equipment for all purposes as of the date hereof, including, without limitation, for purposes of the above-referenced Schedule. We hereby represent and warrant that any right we may have now or in the future to reject the Equipment or to revoke our acceptance thereof has terminated as of the date of this Certificate, and we hereby waive any such right by the execution hereof.

        WE HEREBY FURTHER CERTIFY AND ACKNOWLEDGE that Secured Party has fully and satisfactorily satisfied all its obligations under the Schedule, and that any and all conditions to the effectiveness of the Schedule or to our obligations under the Schedule have been satisfied, and that we have no defenses, set-offs or counterclaims to any such obligations, and that the
Schedule is in full force and effect, and that no event of default has occurred thereunder.

        WE HEREBY FURTHER CERTIFY AND ACKNOWLEDGE THAT SECURED PARTY MAKES NO REPRESENTATION OR WARRANTY, EXPRESS OR IMPLIED, AS TO THE CAPACITY, CONDITION, DESIGN, DURABILITY, MATERIAL, MERCHANTABILITY, PERFORMANCE, QUALITY, SUITABILITY, WORKMANSHIP OR VALUE OF THE EQUIPMENT OR ITS FITNESS FOR ANY PARTICULAR PURPOSE OR THAT THE EQUIPMENT WILL SATISFY THE REQUIREMENTS OF ANY LAW, RULE, REGULATION, SPECIFICATION OR CONTRACT, OR ANY OTHER REPRESENTATION OR WARRANTY OF ANY KIND OR NATURE WHATSOEVER WITH RESPECT TO THE EQUIPMENT OR ANY ASSOCIATED ITEM OR ANY ASPECT THEREOF.

        WE HEREBY FURTHER CERTIFY AND ACKNOWLEDGE that in the event the Equipment subject to the Schedule fails to perform as expected or represented by the manufacturer/supplier, Debtor shall continue to make monthly payments to Secured Party as required under the terms of the Schedule and Debtor shall look solely to the manufacturer or supplier for the performance of all covenants and warranties with respect to the Equipment and hereby agrees to indemnify Secured Party and hold it harmless from such non-performance or breach of warranty with respect to the Equipment.

        WE HEREBY FURTHER CERTIFY AND ACKNOWLEDGE that Secured Party is not the manufacturer, supplier, distributor or seller of the Equipment and has no control, knowledge or familiarity with the conditioning, capacity, functioning or other characteristics of the Equipment.

        WE HEREBY FURTHER ACKNOWLEDGE that Secured Party is relying upon this Certificate as a condition to making payment to Debtor under the Schedule.

Date Equipment Accepted: October 23, 1997

DEBTOR:

INTEGRATED MEDICAL RESOURCES, INC.

By:     /s/ T. Scott Jenkins
Print Name: T. Scott Jenkins
Title:  President

DEBTOR:                                        DEBTOR:
IMR OF ARIZONA, INC.                           INTEGRATED MEDICAL RESOURCES OF
                                               CALIFORNIA, INC.
By:     /s/ T. Scott Jenkins                   By:    /s/ T. Scott Jenkins
Print Name: T. Scott Jenkins                   Print Name: T. Scott Jenkins
Title:  President                              Title: President

DEBTOR:                                        DEBTOR:
INTEGRATED MEDICAL RESOURCES OF                IMR OF CONNECTICUT, INC.
COLORADO, INC.
By:     /s/ T. Scott Jenkins                   By:    /s/ T. Scott Jenkins
Print Name: T. Scott Jenkins                   Print Name: T. Scott Jenkins
Title:  President                              Title: President

DEBTOR:                                        DEBTOR:
IMR INTEGRATED DIAGNOSTICS OF FLORIDA, INC.    IMR OF ILLINOIS, INC.
By:     /s/ T. Scott Jenkins                   By:    /s/ T. Scott Jenkins
Print Name: T. Scott Jenkins                   Print Name: T. Scott Jenkins
Title:  President                              Title: President

DEBTOR:                                        DEBTOR:
IMR OF INDIANA, INC.                           INTEGRATED MEDICAL RESOURCES OF
                                               MASSACHUSETTS, INC.
By:     /s/ T. Scott Jenkins                   By:    /s/ T. Scott Jenkins
Print Name: T. Scott Jenkins                   Print Name: T. Scott Jenkins
Title:  President                              Title: President

DEBTOR:                                        DEBTOR:
IMR OF MICHIGAN, INC.                          IMR OF NEVADA, INC.
By:     /s/ T. Scott Jenkins                   By:    /s/ T. Scott Jenkins
Print Name: T. Scott Jenkins                   Print Name: T. Scott Jenkins
Title:  President                              Title: President

DEBTOR:                                        DEBTOR:
INTEGRATED DIAGNOSTICS, INC.                   IMR OF NORTH CAROLINA, INC
By:     /s/ T. Scott Jenkins                   By:    /s/ T. Scott Jenkins
Print Name: T. Scott Jenkins                   Print Name: T. Scott Jenkins
Title:  President                              Title: President

DEBTOR:                                        DEBTOR:
IMR OF OHIO, INC.                              IMR   INTEGRATED   DIAGNOSTICS OF
                                               OKLAHOMA, INC.
By:     /s/ T. Scott Jenkins                   By:    /s/ T. Scott Jenkins
Print Name: T. Scott Jenkins                   Print Name: T. Scott Jenkins
Title:  President                              Title: President

DEBTOR:                                        DEBTOR:
INTGRATED MEDICAL RESOURCES OF                 IMR OF SOUTH CAROLINA, INC.
PENNSYLVANIA, INC.

By:     /s/ T. Scott Jenkins                   By:    /s/ T. Scott Jenkins
Print Name: T. Scott Jenkins                   Print Name: T. Scott Jenkins
Title:  President                              Title: President

DEBTOR:                                        DEBTOR:
IMR INTEGRATED DIAGNOSTICS, INC.               IMR OF VIRGINIA, INC.
By:     /s/ T. Scott Jenkins                   By:    /s/ T. Scott Jenkins
Print Name: T. Scott Jenkins                   Print Name: T. Scott Jenkins
Title:  President                              Title: President

DEBTOR:
IMR OF WISCONSIN, INC.

By:     /s/ T. Scott Jenkins
Print Name: T. Scott Jenkins
Title:  President

                                    EXHIBIT A
                            TO ACCEPTANCE CERTIFICATE

                              (ADDITIONAL DEBTORS)

IMR of Arizona, Inc., an Arizona corporation
Integrated Medical Resources of California, Inc. a California corporation Integrated Medical Resources of Colorado, Inc., a Colorado corporation
IMR of Connecticut, Inc., a Connecticut corporation
IMR Integrated Diagnostic of Florida,  Inc.,  a  Florida  corporation
IMR of  Illinois,  Inc.,  an  Illinois corporation
IMR of Indiana,  Inc., an Indiana  corporation
Integrated Medical Resources of Massachusetts, Inc., a Massachusetts corporation IMR of Michigan, Inc., a Michigan corporation
IMR  of  Nevada,  Inc.,  a  Nevada  corporation
Integrated  Diagnostics,  Inc., a New York  corporation
IMR of North  Carolina, Inc., a North Carolina  corporation
IMR of Ohio,  Inc., an Ohio  corporation
IMR Integrated Diagnostics of Oklahoma, Inc., an Oklahoma corporation Integrated Medical Resources of Pennsylvania, Inc., a Pennsylvania corporation IMR of South Carolina, Inc., a South Carolina corporation
IMR Integrated Diagnostics, Inc., a Texas  corporation
IMR  of  Virginia,  Inc.,  a  Virginia  corporation
IMR  of Wisconsin, Inc., a Wisconsin corporation

                                EXHIBIT 10(f)(i)

                                  AMENDMENT TO
                               SERVICES AGREEMENT

         THIS AMENDMENT is made and entered into as of this 1st day of July, 1997, by and between Integrated Medical Resources, Inc., a Kansas Corporation ("IMR"), and Strategem, Inc., a Kansas corporation ("Strategem").

                                    RECITALS

         A. IMR and Strategem entered into a Services Agreement dated as of January 6, 1997 (the "Agreement"), pursuant to which Strategem provides various marketing services to IMR.

         B. IMR and Strategem desire to amend the Agreement in accordance with the terms of this Amendment.

                                    AGREEMENT

         In consideration of the premises hereof and other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, IMR and Strategem agree as follows:

         1.       Definitions.     Capitalized terms used but not defined herein
shall have the meanings given to such terms in the Agreement.

         2.       Amendments.

                  2.1 Amendment -- Incident Fee, Payment. Section 2.1 of the Agreement is hereby amended and restated in its entirety as follows:

                  "In consideration of the Services to be provided by Strategem hereunder, IMR shall pay to Strategem a fee equal to (a) during Phase 1, the greater of (i) $375.00 per Incident (as defined in Section 2.2 below) and (ii) $15,000.00 per calendar month, beginning July 1997, and
         (b) during Phase 2 and Phase 3, $250.00 per Incident (the "Incident Fee"). The Incident Fee shall be calculated as of the last business day of each calendar month and payable to Strategem as soon as practicable (but in no event later than 20 days) thereafter."

                  2.2 Amendment -- Phase 1 Stock Option. Section 3.1 of the Agreement is hereby amended and restated in its entirety as follows:

                  "On July 1, 1997, Strategem shall receive from IMR an option (the "Phase 1 Option") to purchase 75,000 shares of IMR common stock ("Stock"). The Phase 1 Option shall (a) be evidenced by (and subject to the terms and conditions of) an option agreement in substantially the form attached hereto as Exhibit B (the "Phase 1 Option Agreement"), (b) have a per share exercise price equal to $2.00, and (c) vest on the date of grant."

                  2.3 Amendment -- Term. Section 4.1 of the Agreement is hereby amended and restated in its entirety as follows:

                           (a) "Phase 1" of this Agreement shall commence on the date hereof and shall continue in effect until the earlier to occur of
         (i) September 30, 1997, or (ii) the date on which the Field Representatives have generated an aggregate of 800 Incidents.

                           (b) Subject to Section 4.2 below, "Phase 2" of this Agreement shall commence on the earlier to occur of (i) October 1, 1997, or (ii) the date on which the Field Representatives have generated an aggregate of 800 Incidents and shall continue in effect for the approximately one-year period ending on September 30, 1998.

                           (c) Subject to Section 4.2 below, "Phase 3" of this Agreement shall commence on the earlier to occur of (i) October 1, 1998, or (ii) the date on which the Field Representatives have generated, during Phase 2, an aggregate of 79,200 Incidents and shall continue in effect for a period of 12 months from such commencement date.

                  2.4 Amendment -- Phase 1 Option Agreement. Exhibit B of the Agreement is hereby amended and restated in its entirety as set forth in
Schedule 1 attached hereto.

         3. References to Services Agreement. From and after the date hereof, all references in the Agreement to "this Agreement," "hereof," "herein," and similar terms shall mean and refer to the Agreement as amended by this Amendment, and all references in other documents to the Agreement shall mean the Agreement as amended by this Amendment. This Amendment shall not be modified, supplemented, or terminated in any manner whatsoever except by written instrument signed by the party against which such modification, supplement, or termination is sought to be enforced.

         4. Ratification and Confirmation. The Agreement is hereby ratified and confirmed and, except as herein amended, remains in full force and effect.

         IN WITNESS WHEREOF, the parties hereto have duly executed this Amendment on the day and year first above written.

                                        IMR:

                                        INTEGRATED MEDICAL RESOURCES, INC.

                                         /s/ T. Scott Jenkins
                                         T. Scott Jenkins
                                         President

                                         STRATEGEM:

                                         STRATEGEM, INC.

                                         /s/ Ben A. Blackshire
                                         Ben A. Blackshire
                                         President

                                                                      Schedule 1

                            Phase 1 Option Agreement

         THIS AGREEMENT is dated as of July 1, 1997, by and between Integrated Medical Resources, a Kansas corporation ("IMR"), and Strategem, Inc., a Kansas corporation ("Strategem").

                                    RECITALS

         A. IMR and Strategem have entered into a Services Agreement, of even date herewith (the "Services Agreement"), pursuant to which Strategem has agreed to provide valuable services to IMR.

         B. The Services Agreement provides, in addition to the payment of fees by IMR to Strategem, that Strategem shall receive an option to purchase 75,000 shares of IMR's common stock ("Stock") on the date hereof pursuant to the terms and conditions of this Agreement.

                                    AGREEMENT

         In consideration of the premises hereof, the promises made herein, and other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, IMR and Strategem hereby agree as follows:

         1. Definitions. Capitalized terms used but not defined herein shall have the meaning ascribed to them in the Services Agreement.

         2. Grant of Option. IMR hereby grants to Strategem an option (the "Option") to purchase 75,000 shares of Stock upon the terms and conditions hereof.

         3. Vesting of Option. The Option shall vest and become exercisable as provided in Section 3.1 of the Services Agreement.

         4. Exercise of Option. Upon vesting, Strategem may exercise the Option in whole or in part by delivery to IMR of a written notice indicating that Strategem desires to exercise the Option and the number of shares of Stock Strategem desires to purchase. Such notice shall be accompanied by cash or a certified check payable to IMR in an amount equal to the aggregate Exercise Price (as defined in Section 5 below) of the shares purchased. Upon receipt of such notice and payment, IMR shall deliver to Strategem a certificate or certificate representing the number of shares of Stock stated in such notice.

         5. Exercise Price. The per share exercise price of the Option shall be $2.00.

         6. Limitation and Non-Transferability. The Option is personal to Strategem, may be exercised only by Strategem, and may not be transferred in any manner.

         7. Stock Dividends, Recapitalizations, Etc. IMR shall make such adjustments to the Exercise Price and number of shares of Stock subject to the Option as IMR reasonably deems appropriate in light of any change made to the Stock during the term of this Agreement (whether by reason of any recapitalization, exchange of shares, stock split, stock dividend, stock issuance, combination of shares, or otherwise).

         8. Dividends and Voting Rights. Strategem shall not be entitled to any cash or other dividends, or to any voting rights, in respect of any share of Stock subject to the Option until such time as Strategem has purchased such share in accordance with the terms hereof.

         9. Termination. This Agreement shall terminate and the Option granted herein (to the extent unexercised) shall no longer be exercisable or of any effect whatsoever upon the earlier to occur of (a) 5 years from the date on which the Option vests or (b) the date on which the total aggregate number of shares subject to the Option have been purchased in accordance with the terms hereof.

         10. Representations, Warranties, and Covenants of Strategem. Strategem represents, warrants, and covenants as follows:

                  10.1 Acquisition for Investment. Strategem is acquiring the Option for its own account for investment only, and not with a view to, or for sale in connection with, any resale, fractionalization, division, or distribution.

                  10.2 Acknowledgment of Restrictions. Strategem understands and acknowledges that the Option and the shares of Stock subject to the Option (i) have not been registered under the Securities Act of 1933, as amended (the "Securities Act"), (ii) are "restricted securities" within the meaning of Rule 144 under the Securities Act, and (iii) as such may not be sold, transferred, or otherwise disposed of unless they are subsequently registered under the Securities Act or an exemption from registration is then available.

                  10.3 Acknowledgment of Restrictive Legend. Strategem understands and acknowledges that a legend substantially in the following form will be placed on the certificate or certificates representing the shares of Stock purchased pursuant to the Option:

         THE SHARES REPRESENTED BY THIS CERTIFICATE HAVE BEEN ACQUIRED FOR INVESTMENT AND HAVE NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933. SUCH SHARES MAY NOT BE SOLD OR TRANSFERRED IN THE ABSENCE OF SUCH REGISTRATION UNLESS THE TRANSFER IS IN ACCORDANCE WITH RULE 144 OR SIMILAR RULE OR UNLESS THE COMPANY RECEIVES AN OPINION OF

         COUNSEL REASONABLY ACCEPTABLE TO IT STATING THAT SUCH SALE OR TRANSFER IS EXEMPT FROM THE REGISTRATION AND PROSPECTUS DELIVERY REQUIREMENTS OF SAID ACT.

         11.      Miscellaneous.

                  11.1 Successors. This Agreement shall be binding upon and shall inure to the benefit of both of the parties hereto and to their respective successors and permitted assigns.

                  11.2 Waiver. The observance of any provision of this Agreement may be waived (either generally or in a particular instance and either retroactively or prospectively) if the waiver is in writing and signed by the party making the waiver. No delay or omission by either party in exercising any of its rights hereunder shall operate as a waiver of that or any other right. Unless otherwise expressly stated, a waiver given by either party on any one occasion shall be effective only in that instance and shall not be construed as a waiver of that right on any other occasion.

                  11.3 Severability. The invalidity or unenforceability of any provision of this Agreement shall not affect the validity or enforceability of any other provision hereof, and such invalid or unenforceable provision shall be enforced in accordance with its terms to the greatest extent permitted by law.

                  11.4 Notices. All notices and other communications hereunder shall be given in writing and deemed to be duly given if delivered by hand, sent by certified or registered mail (return receipt requested, postage prepaid), or sent by facsimile (with receipt confirmed), in each case to the address and facsimile number as follows:

                  If to IMR, to:

                           Integrated Medical Resources, Inc.
                           Attention:  Mr. T. Scott Jenkins
                           11320 W. 79th Street
                           Lenexa, Kansas 66214
                           Facsimile No.: (913) 962-7063

                  with a copy to:

                           Blackwell Sanders Matheny Weary & Lombardi LLP
                           Attention:  James M. Ash, Esq.
                           2300 Main Street, Suite 1100
                           Kansas City, Missouri 64108
                           Facsimile No.: (816) 274-6914

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

                  11.5 Entire  Agreement.  This  Agreement  embodies  the entire
agreement   between  the  parties  hereto  with  respect  to  the   transactions
contemplated herein and supersedes all prior agreements and understandings relating to such subject matter. There have been and are no agreements, representations, warranties, or covenants between the parties other than those set forth or provided for herein.

                  11.6 Headings. The headings used in this Agreement are for convenience only and shall not constitute a part of this Agreement.

                  11.7 Counterparts. This Agreement may be executed in two or more counterparts, each of which shall be deemed an original but all of which together shall constitute but one and the same instrument.

                  11.8 Amendment. This Agreement may be amended only pursuant to a writing signed by both parties hereto.

                  11.9 Governing Law. This Agreement shall be governed by and construed and interpreted in accordance with the laws of the state of Kansas, without regard to the choice of law rules of such state.

         IN WITNESS WHEREOF, IMR and Strategem have duly signed this Agreement as of the date first written above.

                                        IMR:

                                        INTEGRATED MEDICAL RESOURCES, INC.

                                        /s/ T. Scott Jenkins
                                        T. Scott Jenkins, President

                                        STRATEGEM:

                                        STRATEGEM, INC.

                                        /s/ Ben A. Blackshire
                                        Ben A. Blackshire, President

                                 EXHIBIT 10(f)(ii)

                                [IMR LETTERHEAD]

                               September 30, 1997

Strategem, Inc.
Attention:  Ben A. Blackshire
8012 State Line Road
Leawood, Kansas 66208

         Re:  Termination of Services Agreement

Dear Ben:

         This letter confirms that, pursuant to Subsection 4.2(a) of the Services Agreement, dated January 6, 1997 (the "Agreement") between Integrated Medical Resources, Inc. ("IMR"), and Strategem, Inc. ("Strategem"), IMR and Strategem mutually consent to the termination of the Agreement, effective as of the date hereof. For the avoidance of doubt, (a) the Agreement is hereby terminated prior to the commencement of either Phase 2 or Phase 3, each as defined in the Agreement and (b) despite the termination of this Agreement, the Registration Rights Agreement dated January 6, 1997 between IMR and Strategem remains in full force in effect.

         Please affirm the termination of the Agreement pursuant to the terms set forth above by signing and dating each of the two enclosed copies of this letter. Kindly return one signed copy to IMR. The other should be kept by Strategem for its records.

                                           INTEGRATED MEDICAL RESOURCES, INC.

                                           /s/ T. Scott Jenkins
                                           T. Scott Jenkins
                                           President

ACCEPTED AND AGREED:

STRATEGEM, INC.

/s/ Ben A. Blackshire
Ben A. Blackshire
President

Date:  September 30, 1997

cc:      James M. Ash, Esq.
         Thomas K. Jones, Esq.

                               EXHIBIT 10(f)(iii)

                                                                October 15, 1997

                                RIGISCAN PURCHASE
                               AGREEMENT and TERMS

                             AMENDMENT TO AGREEMENT
                             Dated December 1, 1995

                            AMENDED PAYMENT SCHEDULE
                              to AMENDED AGREEMENT

                             Dated December 19, 1996

This Amendment to the December 1, 1995, Agreement which is attached, is an Agreement made and entered into, effective the 19th day of December, 1996, with Amended Payment Terms effective October 15, 1997, by and between Integrated Medical Resources, Inc. ("IMR") (Buyer) and Imagyn Medical Technologies, Inc. (fka UROHEALTH Systems, Inc.) ("Imagyn") (Seller and Leaseholder) and expiring on December 31, 1998.

WHEREAS, IMR to insure availability and delivery of all Rigiscan requirements for calendar year 1997 and 1998 which it estimates to be 360 units and Imagyn has offered non-recourse financing terms desirous by IMR which includes amortizing the purchase price over 36 months at a favorable rate.

NOW, THEREFORE, for good and valuable consideration, receipt and sufficiency of, which is hereby acknowledged, the parties agree as follows:

1. The price and all conditions in the December 1, 1995 agreement prevail and shall be extended through December 31, 1998.

2. The payment terms shall be:

        a.25% of the total purchase price due payable according to the following schedule:

        Schedule             Due Date                     25% Deposit Due

        I.                   March 1, 1997                $123,000
        II.                  November 30, 1997            $246,000
        III.                 February 15, 1998            $123,000
        IV.                  August 15, 1998              $123,000
        V.                   December 15, 1998            $123,000

        The balance of each purchase amount shall be amortized on a 36 month straight line basis plus interest at rates consistent with the current Agreement (December 1, 1995 Agreement) and begins 30 days after projected Due Date of the Schedule above.

3. Seller will retain first position interest in all Rigiscan units until IMR has paid in full its obligations or returned the units. UCC filings will occur on these units.

4. This Agreement shall be binding on and inure to the benefit of the successors and assigns of both Imagyn and IMR.

5. This Agreement shall be interpreted in accordance with the laws of the State of California.

IN WITNESS WHEREOF, the parties hereto have executed, signed and sealed this Agreement to the effective the day and year first written above.

                               IMAGYN MEDICAL TECHNOLOGIES, INC.

                               (fka UROHEALTH Systems, Inc.)

                        By:     /s/ Randall L. Condi

                        Title:  President - Med/Surg Division

                               INTEGRATED MEDICAL RESOURCES, INC.

                        By:    /s/ Beverly O. Elving

                        Title: Chief Financial Officer

                                          EXHIBIT 11

                        INTEGRATED MEDICAL RESOURCE'S INC. AND CENTERS

                       NET LOSS per COMMON AND COMMON EQUIVALENT SHARE


                                              For the three months ended September 30 For the nine months ended September 30
                                                        1997              1996             1997              1996
                                                 ----------------------------------     --------------------------------

Net Loss per Common and
  Common Equivalent Share

   Net loss                                           $(888,128)    $(1,704,755)          $(4,075,598)    $(2,929,060)
                                                 ==================================     ================================

   Weighted average common shares
     outstanding                                      6,717,517       2,910,688            6,717,517       2,910,688
   Shares of common stock issuable upon
     exercise of options  issued with an
     exercise price below the initial public
     offering price (determined using the
     "treasury stock method")                                 0         108,414                     0         108,414
                                                 ----------------------------------     --------------------------------

   Weighted average common and common
     equivalent shares outstanding                    6,717,517       3,019,000             6,717,517       3,019,000
                                                 ==================================     ================================

   Net loss per common and

     common equivalent share                        $     (0.13)   $      (0.56)          $    (0.61)   $      (0.97)
                                                 ==================================     ================================