Form 10KSB
period 1997-12-31
INTEGRATED MEDICAL RESOURCES INC
filed 1998-04-01
CIK 918591

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  -----------

                                   FORM 10-KSB

           [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the Fiscal Year Ended December 31, 1997

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                        For the transition period from to

                         Commission File Number 0-21427

                       INTEGRATED MEDICAL RESOURCES, INC.
                 (Name of Small Business Issuer in its Charter)

Kansas                                                      48-1096410
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                           Identification Number)

11320 West 79th Street, Lenexa, Kansas                         66214
(Address of principal executive offices)                     (Zip Code)

                  Issuer's telephone number: (913) 962-7201

     Securities registered pursuant to Section 12(b) of the Exchange Act:
                                      None

     Securities registered pursuant to Section 12(g) of the Exchange Act:
                                 Common stock
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year.   $21,004,554

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. $13,447,940 on March 20, 1998 based on the average bid and asked price on such date.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 20, 1998, there were 6,731,058 outstanding shares of common stock, par value $.001 per share.

                      DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the registrant's definitive Proxy Statement relating to its 1998 Annual Meeting of Stockholders which will be filed with the Commission within 120 days after the end of the registrant's 1997 fiscal year, are incorporated by reference into Part III hereof.

Transitional Small Business Disclosure Format (Check one):  Yes         No
  X

                                     PART I

                         Item 1. Description of Business

Overview

Integrated Medical Resources, Inc. (the "Company") was incorporated in Kansas on March 11, 1991, and its executive offices are located at 11320 West 79th Street, Lenexa, Kansas 66214, telephone (913) 962-7201. Unless the context otherwise requires, the "Company" refers to Integrated Medical Resources, Inc., a Kansas Corporation, and its subsidiaries, and "Center" refers to The Diagnostic Center for Men(SM). The Diagnostic Center for Men is a service mark of the Company. This service mark will expire on November 25, 2003 unless a Section 8/15 Declaration is filed by that date. All other trademarks and trade names referred to in this Annual Report are the property of their respective owners.

Integrated Medical Resources, Inc. (the "Company") is the leading provider of management services to physicians and medical clinics caring for men suffering from sexual dysfunction, focusing primarily on the diagnosis and treatment of erectile dysfunction, commonly known as impotence. The Centers provide comprehensive diagnostic, educational and treatment services designed to address the medical and emotional needs of its patients and their partners through the largest network of medical clinics in the United States dedicated to the diagnosis and treatment of impotence. The Company believes that this market is largely underserved due to misconceptions about the causes of impotence, the general lack of specialized knowledge by primary care physicians about treatment alternatives and the limited focus on impotence by medical specialists. The Company utilizes a direct marketing approach designed to motivate impotent men to seek treatment and educate them, their partners and other physicians about available and affordable treatment options.

Five Centers were opened in 1995, growing to a total of 13 Centers managed in 8 states at December 31, 1995. In 1996, 17 Centers were opened, for a total of 30 Centers managed in 18 states at December 31, 1996. In 1997, 4 Centers were opened in the first 2 quarters, one Center was closed in the second quarter, and 7 Centers were closed in the fourth quarter. At December 31, 1997, the Company managed 26 Centers in 17 states. The following table summarizes operations for the three year period ended December 31, 1997:

                                        Clinics Managed      New
                         Year           (end of period)    Patients
                         1995                 13             9,087
                         1996                 30            13,123
                         1997                 26            21,448


Historically, the FDA approval and introduction of new treatment alternatives for men with impotence has resulted in an increase in the number of men who seek diagnosis and treatment at the Centers. This was true with the FDA approval of Caverject(R) (Pharmacia & Upjohn) in 1995 and MUSE(R) (Vivus) in 1996, and is projected by analysts to be the case with the approval in March 1998 of Viagra(R) (Pfizer), which is the first oral medication approved for use in the treatment of impotence. At the time of new treatment introductions, the Company focuses its direct-to-consumer marketing efforts on promoting the new treatment. This promotion, in conjunction with the increased visibility that the manufacturers' substantial national advertising campaigns create, has resulted in increases in call volume to the Company's centralized appointment center as well as increases in new patients seen. The Company also participates in joint marketing programs and strategic alliances with certain developers of these impotence treatments, including direct mailing to the existing patient database which brings these patients back in to consider the new treatment option.

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

Market Size. Based on industry studies, the Company estimates that over 30% of males in the United States between the ages of 40 and 70, or approximately 14 million men, suffer from moderate to complete impotence. The rate of impotence increases significantly with age. The impact of aging suggests that as the "Baby Boom" generation approaches retirement age, the number of cases of impotence will increase from its current level.

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

      Oral  Medications - There are several oral  medications on the market that are being prescribed by physicians in attempts to treat impotence. Through the end of 1997, the most common has been yohimbine hydrochloride. Currently available oral medications are effective in a small percentage of impotent men. A new medication is expected to be approved by the FDA in early 1998. Viagra(R) (Pfizer) would be the first oral medication approved for use in the treatment of impotence and is anticipated to be significantly more effective than any existing oral impotence treatment. There a number of additional oral medications being developed by other pharmaceutical companies for use in men with impotence.

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

Treatment. Traditionally, psychological factors were considered to be the primary causes of impotence. More recently, however, it has become generally accepted that the majority of impotence cases can be attributed to under physiological causes. Since impotence is a symptom of any of a number of possible underlying causes, a thorough diagnostic evaluation by a qualified medical specialist is essential to determine the most appropriate treatment. The diagnosis and treatment of impotence has historically been conducted primarily by urologists, as well as by general practitioners, internists and other primary care physicians. Since these providers have not typically treated a significant volume of impotence patients, they may lack the experience and incentive necessary to focus on this area. The Company believes that those providers who can offer comprehensive and dedicated diagnostic and treatment services are best positioned to care for these patients.

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

The Company's network of managed medical clinics operates under the name of The Diagnostic Center for Men(SM). To promote patient confidentiality, these Centers have discreet signage and interior design, and directly supply all medications, devices and supplies necessary for prescribed treatments. Most of the clinical staff are men due to the sensitivity of dealing with the embarrassment often associated with impotence. The full-time, specialty physician at each Center follows internally-developed patient protocols, which include comprehensive physical examinations and diagnostic tests designed to identify the causes of the patient's impotence. Education of the patient and his partner is provided during each step of the diagnostic and treatment process, and all appropriate treatment options are presented to the patient for consideration.

Company Operations

Patient inquiries come from multiple sources, including local market direct-to-consumer advertising, local public relations efforts, responses to national market education efforts sponsored by the Company and pharmaceutical and device companies, and men who learn of the Centers from their physicians. All inquiries are directed to the Company's national call center where specially trained agents provide education, discuss causes and treatment options, and offer support and information to the patient and his partner, but do not attempt to diagnose a caller's condition. Approximately ten percent of inquiries are received from partners of afflicted men. The appointment agent can schedule an appointment on-line directly with the Center nearest the patient. Each scheduled appointment is then followed by a written confirmation, educational materials describing the Center's services, a map to the Center and other information.

Centers typically operate with a staff of three or four persons, including a salaried full-time physician and two or three clinical and administrative individuals who handle patient education, insurance verification, patient data entry and assist the physician with certain routine clinical duties.

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

The  Centers  use  diagnostic  protocols  that  include a number  of  procedures intended to determine the underlying cause of the patient's impotence. Specialized blood tests including the measurement of hormone levels are used in a high percentage of cases. Several specialized diagnostic instruments are used to measure physiological functions in certain patients when indicated by the diagnostic protocol. These include the Rigiscan, an in-home monitoring device worn during the night to measure naturally occurring erections during sleep, and penile ultrasound, which is used in an office procedure that measures the velocity of blood flow in the penis. Biothesiometry is used as a painless nerve function test measuring the ability of the sensory nerves to detect a vibration sensation. In many cases, a Pharmacological Response Test (PRT) is used to evaluate the response to injected medication.

Once any indicated diagnostic tests have been reviewed and the clinical evaluation has been completed, a detailed discussion is held with the patient to discuss the cause or causes of the dysfunction and the various treatment options. All medications, devices and supplies used in the offered treatment programs are available at the Center to provide maximum patient service and confidentiality. In many cases, a complete clinical evaluation of a patient results in the discovery of previously undiagnosed physiological problems, such as diabetes, vascular disease or prostate cancer. In these cases, the patient is referred to other specialty physicians for treatment of the previously undiagnosed disease, while Center treatment continues to focus solely on the sexual dysfunction.

Within 30 days of the commencement of therapy, the Company uses patient follow-up procedures to determine patient satisfaction. Patients may schedule additional office visits to consider other treatment options, whether or not the initial therapy is achieving the desired results. Over time, Centers continue to maintain contact with their patients to resupply therapeutic products and to continue to educate patients about developing therapies that may become available.

Facilities

The following chart shows the location and opening date of each of the 28 Centers operating at March 15, 1998:


Location                 Date              Location               Date
                         Opened                                   Opened
Kansas City, MO          April 1990        Chicago, IL            April 1996
Dallas, TX               October 1992      Norfolk, VA            July 1996
Pittsburgh, PA           June 1993         Hartford, CT           July 1996
Philadelphia, PA         January 1994      Laguna Hills, CA       July 1996
Cleveland, OH            May 1994          Milwaukee, WI          July 1996
Boston, MA               June 1994         Tampa, FL              August 1996
Detroit, MI              September 1994    Walnut Creek, CA       August 1996
Cincinnati, OH           October 1994      Indianapolis, IN       September 1996
Westchester Co., NY      January 1995      Jacksonville, FL       September 1996
Long Island, NY          February 1995     Oklahoma City, OK      October 1996
Columbus, OH             August 1995       Campbell, CA           November 1996
Houston, TX              November 1995     Greensboro, NC         May 1997
New York, NY             January 1996      Greenville, SC         May 1997
Washington, D.C.         April 1996        St. Louis, MO          January 1998

The Company's principal executive offices and administrative support facility are located in a leased facility in Lenexa, Kansas, a suburb of Kansas City.


Sales and Marketing

The Company markets the Centers' services through a marketing and advertising department which supports the advertising efforts of Media Direct Partners, Inc., a large direct response agency. The Company maintains a toll-free telephone center staffed with trained agents during business hours six days per week. Prior to entering a market, the Company initiates a direct mail campaign to physicians in the area and holds an open house to introduce them to the new Center. At the same time, the Company places advertising for the new Center in local and regional newspapers and on key television stations. Over 90% of new patient visits result from the Company's direct-to-consumer advertising, which is in addition to public relations efforts in the national and local markets through the placement of articles in magazines and newspapers and features on local television stations and talk radio programs relating to impotence and its treatment. All such marketing efforts are designed to motivate men to seek treatment at a Center.

The Company seeks to establish a national brand identity for The Diagnostic Center for Men(SM) through focused marketing efforts to patients and their partners, payors and providers. The Company's centralized public relations efforts, physician education emphasis and affiliate program combine to raise the awareness of the general public, physicians and other health care providers as to the availability of effective treatments for impotence offered by the Centers.

Payment Sources

For the year ended December 31, 1997, approximately 75% of patient billings were covered by medical insurance plans subject to applicable deductible and other co-pay provisions paid by the patient. Approximately 34% of patient billings were covered by Medicare and 41% were covered by numerous other commercial insurance plans that offer coverage for impotence treatment services.

To date, the Company has not participated in any HMO-type managed care programs. Managed care system members seeking impotence treatment are typically referred to urologists within that system. The Company believes that its extensive patient database and focused treatment programs allow it to offer a lower cost, more specialized treatment alternative to managed care plans with high enrollee satisfaction. The Company has developed a patient service and billing approach aimed at providing significant cost advantages to managed care providers for impotence treatment.

Risk Factors

Ability to Manage Growth. In 1996, the Company experienced rapid growth that resulted in new and increased responsibilities for management personnel and placed increased demands on the Company's management, operational and financial systems and resources. To accommodate this growth and to compete effectively and manage future growth, the Company will be required to continue to implement and improve its operational, financial and management information systems, and to expand, train, motivate and manage its work force. There can be no assurance that the Company's personnel, systems, procedures and controls will be adequate to support the Company's operations. Any failure to implement and improve the Company's operational, financial and management systems or to expand, train, motivate or manage employees could have a material adverse effect on the Company's financial condition and results of operations.

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

Liquidity and Cash Flow Shortages. Throughout the fourth quarter of 1997, the Company experienced significant cash flow shortages as expenses exceeded cash receipts and accounts receivable collections were slowed or, due to certain Medicare reimbursement issues, suspended. As a result of these shortages, the Company obtained the Line of Credit and the Stockholder Loan, both described in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources", and in December 1997 and January 1998 implemented the expense reduction program, also described in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

Cash flow shortages continued during the first quarter of 1998, and in March 1998 the Company entered into the KMI Financing described in "Management's Discussion and Analysis of Financial Condition and Results of Operations Liquidity and Capital Resources" and in the Report on Form 8-K filed by the Company on March 20, 1998. The proceeds of the Stockholder Loan and the initial phase of the KMI Financing have been substantially exhausted, the Line of Credit is drawn to capacity and the Company continues to experience cash flow shortages. As a result, without additional cash infusion in the near term, such as further funds contemplated by the KMI Financing and additional amounts committed under the Stockholder Loan described in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources", the Company may be unable to continue as a going concern.

Seasonality and Fluctuations in Quarterly Results. The Company's historical quarterly revenues and financial results prior to 1997 demonstrated a seasonal pattern in which the first and fourth quarters were typically stronger than the second and third quarters. The summer months of May through August have showed seasonal decreases in patient volume and billings. In 1997, this seasonal downturn was not indicated in patient volumes. The Company cannot predict that this seasonality will not be demonstrated in the future and there can be no assurance that such seasonal fluctuations will not produce decreased revenues and poorer financial results. The failure to open new Centers on anticipated schedules, the opening of multiple Centers in the same quarter or the timing of acquisitions may also have the effect of increasing the volatility of quarterly results. Any of these factors could have a material adverse impact on the Company's stock price.

Dependence on Reimbursement by Third Party Payors. For the year ended December 31, 1997, approximately 75% of patient billings were covered by medical insurance plans subject to applicable deductibles and other co-pay provisions paid by the patient. Approximately 34% of patient billings were covered by Medicare and 41% were covered by numerous other commercial insurance plans that offer coverage for impotence treatment services. The health care industry is undergoing cost containment pressures as both government and non-government third party payors seek to impose lower reimbursement and utilization rates and to negotiate reduced payment schedules with providers. This trend may result in a reduction from historical levels of per-patient revenue for such health care providers. Further reductions in third party payments to physicians or other changes in reimbursement for health care services could have a direct or indirect material adverse effect on the Company's financial condition and results of operations. In addition, as managed Medicare arrangements continue to become more prevalent, there can be no assurance that the Centers will qualify as a provider for relevant arrangements, or that participation in such arrangements would be profitable. Any loss of business due to the increased penetration of managed Medicare arrangements could have a material adverse effect on the Company's financial condition and results of operations.

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

Medicare Reimbursement. Historically, the percent of patients for which reimbursement is sought from Medicare has averaged approximately 30% system-wide, although such average ranges from approximately 23% to 56% among individual Centers. Medicare reimbursements for professional services are processed by numerous carriers ("Service Carriers") and reimbursements for durable medical equipment are handled by four regional carriers ("DMERCs"). These Service Carriers and DMERCs routinely review the billing practices and procedures of health care providers and during such reviews these Carriers often temporarily suspend all reimbursement payments to the providers whether or not related to the billing issue being reviewed.

As of December 31, 1997, there were two DMERCs and two Service Carriers that had notified a Center that a review is being conducted and that Medicare claims are being held in suspense pending such review. In January 1998, the Company was notified that the review by one Service Carrier had been completed and the suspension lifted. The Company also learned in 1997 that the Federal Bureau of Investigation is reviewing certain aspects of its Medicare billing practices. System-wide, the total amount of billings under suspension and included in accounts receivable as of December 31, 1997 was approximately $1.1 million.

The Company is fully cooperating in these reviews and believes that its billing practices and procedures are proper. One earlier review by another DMERC has been concluded and the amounts suspended released to the Company. However, in the event the other carriers were to disallow the reimbursement requests under review, some or all of the suspended payments would not be collected. In addition, depending upon the particular facts and circumstances involved in the review, the carriers could seek repayment of prior reimbursements and deny reimbursement for such claims in the future. Under certain circumstances, the submission of improper Medicare reimbursement claims can result in civil and criminal penalties and disqualification from seeking any reimbursement from Medicare in the future.

The Company conducted an internal review of the matters that have been raised by the carriers and believes that these pending reviews and inquiries will be concluded without any material adverse effect on the Company.

Corporate Practice of Medicine. Most states limit the practice of medicine to licensed individuals or professional organizations comprised of licensed individuals. Many states also limit the scope of business relationships between business entities such as the Company and licensed professionals and professional corporations, particularly with respect to fee-splitting between a physician and another person or entity and non-physicians exercising control over physicians engaged in the practice of medicine. Most of the Centers are organized as professional corporations--entities authorized to employ physicians--so as to comply with state statutes and state common law prohibiting the corporate practice of medicine. Because the laws governing the corporate practice of medicine vary from state to state and the application of those laws is often ambiguous, any expansion of the operations of the Company to a state with strict corporate practice of medicine laws, or the application of these laws in states with existing Centers, may require the Company to modify its operations with respect to one or more Centers, which could result in increased financial risk to the Company. Further, there can be no assurance that the Company's arrangements will not be successfully challenged as constituting the unauthorized practice of medicine or that certain provisions of its services agreements with the Centers (the "Services Agreements"), options to designate ownership of the professional corporations, employment agreements with physicians or covenants not to compete will be enforceable. Alleged violations of the corporate practice of medicine doctrine have also been used successfully by physicians to declare a contract to be void as against public policy. There can be no assurance that a state or professional regulatory agency would not attempt to revoke or suspend a physician's license or the corporate charter or license of a professional corporation owning a Center or the corporate charter of the Company or one of its subsidiaries.

In October 1997, the Company was notified that the California Board of Medical Examiners was investigating several physicians and Centers in California for which the Company provides management services related to alleged infractions of the state corporate practice of medicine rules. The California State Board of Medical Examiners has referred the investigation to the California Attorney
General's office. No determinations have been made by the California Attorney General's office and no assessments have been proposed. The Company is fully cooperating in this review and believes that the pending review will be concluded without material adverse effect on the Company.

Dependence on Rigiscans; Potential Impact of Innovations. Rigiscan patient monitoring devices accounted for approximately 26% of the Centers' revenues for the year ended December 31, 1997. As a consequence, any material adverse development with respect to the Rigiscan devices, limitation in the availability of such devices or material increase in the costs of such devices could have a material adverse effect on the financial condition and results of operations of the Company. In addition, innovations in diagnostic tools and therapies for male sexual dysfunction or changes in reimbursement practices by third party payors for such diagnostic tools and therapies could have a material adverse effect on the financial condition and results of operations of the Company.

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

Developing Market; Uncertain Acceptance of the Company's Services. Over 90% of new patient visits result from the Company's direct-to-consumer advertising. The market for the Company's services has only recently begun to develop, and there can be no assurance that the public will accept the Company's services on a widespread basis. The Company's future operating results are highly dependent upon its ability to continually attract new patients. There can be no assurance that demand for the Company's services will continue in existing markets, or that it will develop in new markets. The Company makes significant expenditures for advertising, and there can be no assurance that such advertising will be effective in increasing market acceptance of, or generating demand for, the Company's services. Failure to achieve widespread market acceptance of the Company's services or to continually attract new patients could have a material adverse effect on the Company's financial condition and results of operations.

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

Corporate Organization and Center Management Services

The Company's organizational structure is designed to maximize managerial and administrative efficiency and standardize clinic operations while maintaining physician control of patient diagnosis and treatment. Each Center is organized as a separate corporation and, where required, it is organized as a professional corporation licensed to practice medicine. In accordance with state laws, the Centers are operated by corporations qualified to practice medicine and as a result, most Centers are owned by corporations controlled by Dr. Burns. Dr. Burns receives no financial benefit from his ownership of the Centers. In states in which Dr. Burns is not a licensed physician and an existing Center cannot be used, a physician licensed and practicing in such states acts as the owner of the Center. The Company has a noncancelable option to designate the holder of the common stock of each Center through the right to force each current holder to sell, at any time, the outstanding shares of the professional corporations operating the Centers to the Company's designee for a nominal amount which management believes is deeply discounted from the fair value of the stock of the corporations. The amount to be paid represents the reimbursement of the direct expenses of the stockholder in forming the corporation operating the Center, and normally ranges from $100 to $500. In general, the Company is legally prohibited from owning the common stock of the Centers.

The Company, directly or indirectly provides all management services necessary to operate the Centers under several long-term agreements including a Services Agreement and an Equipment Lease. The revenues generated at the Centers, after payment of physician salaries, other operating expenses including laboratory costs, prescription drugs, treatment supplies and devices, have historically approximated the fees owed to the Company. In 1997, the Company received fees of approximately $13.1 million under its agreements with the Centers.

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

The physician at each Center is not the owner of the professional corporation operating that Center and enters into two employment agreements - one with the Company for non-medical services and one with the Center. Generally, these employment agreements are for initial two year terms. Under the employment agreement with the Center, the physician receives a salary. Under the employment agreement with the Company, the physician provides certain non-medical advisory and consulting services in exchange for a minimal salary and the opportunity to receive Company stock options.

Employees

As of March 20, 1998, the Company operated Centers and its headquarters with a combined staff of 161 full-time equivalent employees, 8 Center physicians who were part-time, and 20 certified sex therapists who contracted their services as independent contractors to the Centers on a part-time basis.

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

State Anti-Kickback and Self-Referral Laws. A number of states have enacted laws that prohibit the payment for referrals and other types of kickback arrangements. Such state laws typically apply to all patients regardless of their insurance coverage. In addition, a number of states have enacted laws which, to varying degrees, prohibit physician self-referrals. Illinois, for example, has a broad self-referral law which regulates all health care workers (including physicians), regardless of the patient's source of payment. Subject to certain limited exceptions, the Illinois law prohibits referrals for health services provided by or through licensed health care workers to an entity outside the health care worker's office or group practice in which the health care worker is an investor, unless the health care worker directly provides health services within the entity and will be personally involved with the provision of care to the referred patient. In April 1992, the State of Florida enacted a Patient Self-Referral Act that severely restricts patient referrals for certain services, prohibits mark-ups of certain procedures and requires health care providers to disclose ownership in businesses to which patients are referred. It is possible that more states will adopt similar legislation. The Company believes that its operations comply with current statutory provisions, although there can be no assurance that state anti-kickback and self-referral laws will not be interpreted more broadly or amended in the future to be more expansive. In addition, expansion of the operations of the Company to certain jurisdictions may require it to comply with such jurisdictions' regulations which could lead to structural and organizational modifications of the Company's form or relationships with Centers. Governmental interpretation of these laws could limit reimbursements to the Centers, which could have an adverse effect on the Company.

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

In July 1991, in part to address concerns regarding the Anti-Kickback Amendments, the federal government published regulations that provide exceptions, or "safe harbors," for certain transactions that will be deemed not to violate the Anti-Kickback Amendments. Among the safe harbors included in the regulations were provisions relating to the sale of physician practices, management and personal Services Agreements and employee relationships. Additional safe harbors were published in September 1993 offering protections under the Anti-Kickback Amendments to eight new activities, including referrals within group practices consisting of active investors. Proposed amendments to clarify these safe harbors were published in July 1994 which, if adopted, would cause substantive retroactive changes to the 1991 regulations. Violation of the Anti-Kickback Amendments is a felony, punishable by fines up to $25,000 per violation and imprisonment for up to five years. In addition, the Department of Health and Human Services may impose civil penalties excluding violators from participation in Medicare or state health programs. Although the Company believes that its current operations are not in violation of the Anti-Kickback Amendments, there can be no assurance that regulatory authorities will not determine that the Company's operations are in violation of the Anti-Kickback Amendments.

Significant prohibitions against physician self-referrals for services covered by Medicare and Medicaid programs were enacted, subject to certain exceptions, by Congress in the Omnibus Budget Reconciliation Act of 1993. These prohibitions, commonly known as "Stark II," amended prior physician self-referral legislation known as "Stark I" (which applied only to clinical laboratory referrals) by dramatically enlarging the list of services and investment interests to which the referral prohibitions apply. Effective January 1, 1995 and subject to certain exceptions, Stark II prohibits a physician from billing Medicare or Medicaid with respect to any Medicare or Medicaid patients who are referred to any entity providing "designated health services" in which the physician or a member of his immediate family has an ownership or investment interest, or with which the physician has entered into a compensation arrangement, including the physician's own group practice unless such practice satisfies the "group practice" exception. The designated health services include the provision of clinical laboratory services, radiology services, including magnetic resonance imaging, computerized axial tomography scans and ultrasound services, radiation therapy services and supplies, physical and occupational therapy services, durable medical equipment and supplies, parenteral and enteral nutrients, equipment and supplies, prosthetics, orthotics and prosthetic devices and supplies, outpatient prescription drugs, home health services and inpatient and outpatient hospital services. The penalties for violating Stark II include a prohibition on Medicaid and Medicare reimbursement and civil penalties of as much as $15,000 for each violative referral and $100,000 for participation in a "circumvention scheme." The Company believes that its and the Centers' operations currently are not in violation of Stark I or II; however, the Stark legislation is broad and ambiguous. Interpretative regulations clarifying the provisions of Stark I were issued on August 14, 1995. Stark II regulations were proposed in January 1998, but have not yet been adopted. While the Company believes it is in compliance with the Stark legislation, governmental interpretations or future regulations could require the Company to modify the nature of its relationships with the Centers. Private parties may institute legal action against healthcare providers alleging violations of Stark II or of the Anti-Kickback Amendments. Moreover, the violation of Stark I or II or of the Anti-Kickback Amendments by the Company or by the Centers could result in significant fines and loss of reimbursement which would adversely affect the Company. There can be no assurance that claims or litigation alleging such violations will not be brought against the Company or the Centers.

                         Item 2. Description of Property

All Centers operate in leased facilities of approximately 2000 square feet. (See "Facilities" for a list of Center locations.) Rents are payable in equal monthly installments which average $3,500 per Center. Length of the leases range from 5 to 10 years, with termination options at 5 years. Center leases provide options to renew for periods averaging 5 years.

The Company's headquarters consists of approximately 15,400 square feet of leased office space in Lenexa, Kansas. The headquarters lease has a term of 10 years at a base rental rate of $13,255 per month through August 31, 2001, and $14,581 per month thereafter through August 31, 2006. In addition, the lease provides for monthly payment of estimated real estate taxes, insurance and common area maintenance in the amount of $3,863, said estimate to be adjusted annually. Upon expiration of the initial 10 year lease term, the Company will have the option to extend the term of the lease for an additional 5 years at the annual base rental increased by a percentage factor equal to the increase in the Consumer Price Index for Kansas City, Missouri established by the United States of America for the date of February 28, 2006 over February 28, 1996.

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

         Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter ended December 31, 1997.

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

                                  Common Stock Price

                                    HIGH         LOW

      Fourth Quarter - 1996         6 1/8         3
      First Quarter - 1997          7 7/8       2 1/4
      Second Quarter - 1997         2 7/8       1 1/2
      Third Quarter - 1997          2 11/16     1 5/8
      Fourth Quarter - 1997         5 3/8       1 1/4

The number of record holders of the Company's common stock as of March 20, 1998, was 154, including brokers holding shares as nominees or in street name, but excluding those for which they hold such shares.

The Company has not paid a dividend with respect to its common stock nor does the Company anticipate paying dividends in the foreseeable future. The Company's line of credit with a finance company prohibits the payment of dividends without the finance company's prior written approval.

On December 11, 1997, the Company issued a stock purchase warrant to each of the following: Institutional Venture Partners VI Limited Partnership ("IVP"), IVP Founders Fund I ("Founders Fund"), Institutional Venture Management VI ("IVM") and Frazier Healthcare II, L.P. ("Frazier"). The stock purchase warrants were issued in connection with a loan to the Company by IVP in the amount of $752,000, by Founders Fund in the amount of $32,000, by IVM in the amount of $16,000 and by Frazier in the amount of $600,000. The number of shares of Common Stock issuable upon exercise of each stock purchase warrant is, with respect to each investor, generally equal to forty percent (40%) of such investor's loan commitment to the Company divided by the lesser of 3.125 or the per share purchase price of one share of Common Stock in the Company's next equity financing resulting in gross proceeds to the Company of at least $2,600,000, excluding securities issued upon conversion of the notes corresponding to the above-mentioned loans (the "Next Financing").

In addition, on December 11, 1997, the Company issued convertible subordinated promissory notes in favor of IVP, Founders Fund, IVM and Frazier equal to the loan amounts of the above-mentioned loans. Upon the closing of the Next Financing, the outstanding principal balance of the notes shall be automatically converted into the securities issued in the Next Financing at the lower of (i) $2.15 per share; (ii) the average market price per share of the Company's Common Stock for the 15 days preceding the closing of the Next Financing; or (iii) the price per share at which such securities are actually issued in the Next Financing.


     Item 6. Management's Discussion and Analysis of Financial Condition
                           and Results of Operations.


The Company is the leading provider of management services to physicians and medical clinics caring for men suffering from sexual dysfunction, focusing primarily on the diagnosis and treatment of erectile dysfunction, commonly known as impotence. The Centers provide comprehensive diagnostic, educational and treatment services designed to address the medical and emotional needs of its patients and their partners through the largest network of medical clinics in the United States dedicated to the diagnosis and treatment of impotence. The Company currently manages 28 Centers in 18 states.

The cost of opening a new Center includes capital expenditures for diagnostic and office equipment, furniture and fixtures in the approximate amount of $140,000 and pre-opening costs for physician recruitment, organizational costs and advertising expenses. Pre-opening costs average approximately $35,000 per Center and are amortized over a one year period. The Company finances new Centers during the initial months of operations until patient volume generates cash flow sufficient to cover the Center's operating expenses. Total pre-opening costs, including capital expenditures, were approximately $700,000 in 1997 in connection with the opening of 4 new Centers.

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

Centers  typically  operate with a staff of three or four  persons, including a full-time physician. One full-time physician can see approximately 120 new patients per month, if at capacity. The Centers recognize revenues at the time services are rendered. These services include physician professional fees, diagnostic tests conducted at the Centers and laboratory tests subcontracted to a national reference laboratory, use of specialized diagnostic equipment, including the Rigiscan patient monitor, and the dispensing of treatment devices, medications and supplies. Approximately 86% of Center billings are related to diagnostic services, of which approximately one-fourth are physician professional fees, and 14% of average billings are related to treatments dispensed by the Center. Historically, average patient billings have remained relatively constant at approximately $800, although the average patient billings for the year ended December 31, 1997 were approximately $820.

For the year ended December 31, 1997, approximately 75% of patient billings were covered by medical insurance plans subject to applicable deductible and other co-pay provisions paid by the patient. Approximately 34% of patient billings were covered by Medicare and 41% were covered by numerous other commercial insurance plans that offer coverage for impotence treatment services. Patient billings average less for Medicare patients due to restrictions on laboratory test reimbursement and standard professional fee discounts.

Results of Operations

      The following table sets forth, for the periods indicated, certain items from the statement of operations of the Company as a percentage of net revenue:

                                               Year Ended December 31,
                                             1997               1996
     Net revenue                            100.0%             100.0%
     Center operating expenses:
       Physician salaries                    17.4               21.7
       Cost of services                      30.1               28.5
       Center staff salaries                 11.0               14.4
       Center facilities rent                 6.5                7.2
                                             ----               ----
         Total Center operating              65.0               71.8
                                             ----               ----
     expenses
     Center contribution                     35.0               28.2
     Corporate expenses:
       Advertising                           26.9               39.2
       Selling, general and                  30.9               33.7
     administrative
       Depreciation and amortization         11.1               12.0
       Restructuring charge                   4.4                0.0
                                             ----               ----
         Total corporate expenses            73.3               84.9
                                             ----               ----
     Operating loss                         (38.3)             (56.7)
     Interest expense, net                  ( 1.6)             ( 2.5)
     Other expense, net                     ( 0.3)               0.0
                                            ------              ----
     Loss before income tax benefit         (40.2)            ( 59.2)
     Income tax benefit                     ( 0.0)               0.0
                                            ------              ----
     Net loss                               (40.2)            ( 59.2)

Years Ended December 31, 1997 and 1996

Net Revenue. Net revenue increased 91% from $11.0 million in 1996 to $21.0 million in 1997. This growth was attributable primarily to the full year of revenues in 1997 from Centers open for a partial year in 1996. In addition, the Company opened 4 new Centers in the first two quarters of 1997. The weighted average number of clinics increased 57%, from 21 in 1996 to 33 in 1997. Fees related to the use of Rigiscans accounted for approximately 26% of revenues in each period.

Physician Salaries. Physician salaries increased 52% from $2.4 million in 1996 to $3.6 million in 1997. This increase was attributable to the full year of operations for the 17 Centers opened in 1996 and the opening of 4 new Centers in 1997, evidenced in the 57% increase in the weighted average number of clinics. As a percentage of net revenue, physician salaries decreased from 21.7% to 17.4%.

Cost of Services. Cost of services represent direct operating expenses of the Centers, including costs for laboratory and outsourced services, diagnostic and treatment supplies, and treatment devices and medications dispensed through the Centers. Cost of services increased 102% from $3.1 million in 1996 to $6.3 million in 1997 due to the full year of operations for the 17 Centers opened in 1996 and the opening of 4 new Centers in the 1997 period, evidenced in the 57% increase in the weighted average number of clinics. As a percentage of net revenues cost of services increased slightly, from 28.5% to 30.1%.

Center Staff Salaries. Center staff salaries increased 46% from $1.6 million in 1996 to $2.3 million in 1997 due to the full year of operations for the 17 Centers opened in 1996 and the opening of 4 additional Centers in 1997, evidenced in the 57% increase in the weighted average number of clinics. As a percentage of net revenue, Center staff salaries decreased from 14.4% in 1996 to 11% in 1997.

Center Facilities Rent. Center facilities rent increased 72% from $797,000 in 1996 to $1.4 million in 1997 due to the full year of operations for the 17 Centers opened in 1996 and the opening of 4 additional Centers during 1997, evidenced in the 57% increase in the weighted average number of clinics. In addition, average monthly Center rent increased 12.9%, from $3,100 to $3,500 per Center, due to increased space leased to expand capacity to meet demand in certain mature Centers, as well as higher lease rates in several high cost markets entered in late 1996. As a percentage of net revenue, Center facilities rent decreased from 7.2% to 6.5%.

Clinic Contribution. Clinic contribution increased 137% from $3.1 million in 1996 to $7.3 million in 1997. As a percentage of net revenue, clinic contribution increased from 28.2% to 35%, due to the increase in net revenue at a greater rate than the increase in expenses.

Advertising. Advertising expense increased 31% from $4.3 million in 1996 to $5.7 million in 1997 due primarily to the 57% increase in the weighted average number of clinics. As a percentage of net revenue, advertising expense decreased significantly from 39.2% to 26.9%, which was primarily attributable to a change in media used to direct-response television from more costly radio, and the engagement of an outside advertising agency in November 1996.

Selling, General and Administrative. Selling, general and administrative expense increased 75% from $3.7 million in 1996 to $6.5 million in 1997, due principally to a full year's expense for the addition of an experienced management team and staff at the Company's corporate headquarters, expansion of the telephone appointment center staff to support additional Centers and increased staffing in billing to increase reimbursement and improve collection of accounts receivable. As a percentage of net revenue, selling, general and administrative expense decreased from 33.7% to 30.9%, due primarily to increased revenue.

Depreciation and Amortization. Depreciation and amortization increased 76% from $1.3 million in 1996 to $2.3 million in 1997 due to a full year's depreciation charges for clinical and office equipment purchased in 1996 to support new Centers and increased staffing at the Company's headquarters and amortization of pre-opening costs incurred with respect to the significant growth in new Centers in 1996. As a percentage of net revenue, depreciation and amortization decreased slightly from 12.0% to 11.1%.

Restructuring Charge. The Company incurred a restructuring charge of $919,243 in 1997, primarily representing lease termination payments and other costs of closing 7 Centers and canceling the planned opening of a new Center.

Interest Expense, Net. Net interest expense increased from $275,000 in 1996 to $337,000 in 1997, resulting from increased borrowings under the Company's credit facilities to support equipment purchases and working capital at Centers opened in late 1996 and in 1997.

Income Taxes. No income tax provision or benefit was recorded in 1996 or 1997 as the deferred tax benefit otherwise provided was offset by valuation reserves on deferred tax assets.

Seasonality

The Company's historical quarterly revenues and financial results prior to 1997 demonstrated a seasonal pattern in which the first and fourth quarters were typically stronger than the second and third quarters. The summer months of May through August, spanning the second and third quarters, showed seasonal decreases in patient volume and billings. Because impotence is not an acute condition, has typically persisted for some time in most patients, and usually does not present immediate health risks, the Company believes that some patients postpone scheduling visits with the Centers during the summer months. In 1997, this seasonal downturn was not indicated in patient volumes. The Company cannot predict that this seasonality will not be demonstrated in the future and there can be no assurance that such seasonal fluctuations will not produce decreased revenues and poorer financial results. In addition, the Company's quarterly results are affected by the timing of the opening of new Centers.

Liquidity and Capital Resources

Throughout the fourth quarter of 1997, the Company experienced significant cash flow shortages as expenses exceeded cash receipts and accounts receivable collections were slowed or, due to certain Medicare reimbursement issues, suspended. As a result of these shortages, the Company obtained the Line of Credit and the Stockholder Loan, both described below, and in December 1997 and January 1998 implemented the expense reduction program described below.

Cash flow shortages continued during the first quarter of 1998, and in March 1998 the Company entered into the KMI Financing described below and in the Report on Form 8-K filed by the Company on March 20, 1998. The proceeds of the Stockholder Loan and the initial phase of the KMI Financing have been substantially exhausted, the Line of Credit is drawn to capacity and the Company continues to experience cash flow shortages. As a result, without additional cash infusion in the near term, such as further funds contemplated by the KMI Financing and additional amounts committed under the Stockholder Loan, the Company may be unable to continue as a going concern.

Due to the growth in the number of new Center openings, the Company has experienced increased and varied operating cash flow deficits from 1994 through 1997. This resulted primarily from differences in working capital levels (particularly accounts receivable) required to accommodate the increased services to Centers and variances in operating results. The variances were principally attributable to the fact that revenues at new Centers have generally increased with patient volumes over the first six months of operations while operating expenses have remained relatively fixed from the first month of operation. In addition, the Company had increased corporate staff, expanded the national call center and increased advertising costs to support new Center openings, thereby significantly increasing administrative expenses in advance of expected revenues.

The Company has financed its operations and met its capital requirements with cash flows from services provided to existing Centers, proceeds from private placements of equity securities, an initial public offering of equity securities, the utilization of bank lines of credit, bank loans and capital lease obligations. The Company has a working capital line of credit (the "Line of Credit") with a finance company under which it may borrow up to $5.0 million through October 24, 1999, based on specified percentages of eligible accounts receivable. At December 31, 1997, the Company had $3,085,954 outstanding under this Line of Credit, the maximum available based on eligible accounts receivable balances. The interest rate applicable to the Line of Credit is 2.5% above the Bank of America prime lending rate (which prime lending rate was 8.5% at December 31, 1997). In October 1997, the Company entered into a $500,000 term loan agreement with the finance company which provides the Line of Credit, secured by property and equipment, payable in monthly installments through October 2000, bearing interest at 12.74%.

In December 1997, the Company issued $1.4 million in convertible subordinated promissory notes to two major institutional shareholders (the "Stockholder Loan"). Three of the Company's directors are affiliated with these institutional shareholders. The notes are convertible into the securities issued in the Company's next equity financing involving the receipt by the Company of, in the aggregate, more than $3 million, at the purchase price paid by the investors in that financing. Subsequent to December 31, 1997, the note agreements were amended to provide for extension of the maturity date from May 31, 1998 to November 30, 1998, in the event the notes are not converted on or before May 31, 1998. In addition, the amendment reduced the amount of the required equity financing to $2.6 million, and provided an additional loan commitment of up to $600,000, based on the Company meeting certain cash flow projections. Attached to these notes are warrants to purchase the Company's common stock based upon a stated formula. The fair value of the warrants of $209,664 has been recorded as an offset to the related debt.

As of December 31, 1997, the Company had, for tax purposes, net operating loss carry forwards of approximately $16.8 million, which are available to offset future taxable income and expire in varying amounts through 2012, if unused.

At December 31, 1997, the Company had cash and cash equivalents of $765,000. Accounts receivable, net of allowance, increased $6.0 million, from $2.4 million at December 31, 1996 to $8.4 million at December 31, 1997. The increase in accounts receivable is primarily due to increases in net revenue and in receivables attributable to services to Medicare patients, which increased from $499,000 at December 31, 1996 to $4.3 million at December 31, 1997. The December 31, 1997 accounts receivable balance includes $2.1 million pending payment or submission for Medicare reimbursement awaiting completion of appropriate provider registration requirements, which the Company anticipates will be completed by the third quarter 1998. In addition, $1.1 million in Medicare billings were under payment suspension, see "Risk Factors - Medicare Reimbursement." At December 31, 1997, total accounts receivable reflected an average balance of 111 days of net revenue, and accounts receivable greater than 180 days totaled approximately $3.3 million.

The Company has taken measures to reduce operating losses and improve cash flow through the closing of 7 Centers, cancellation of the planned opening of an additional Center and reductions in corporate staffing in January 1998. In March 1998, the Company entered into a financing arrangement (the "KMI Financing") with Kardatzke Management Inc., ("KMI"), as evidenced by a Note Purchase
Agreement and Convertible Note. Pursuant to the terms of the Note Purchase Agreement, KMI has loaned the Company $1.6 million at an interest rate of 8.5%. All payments of principal and interest under the Note are deferred until September 1, 1998. The Note may be converted at the option of KMI into common stock of the Company at the lower of $2.15 per share or the average market price for the 15 days prior to conversion, at any time prior to maturity. If not converted or extended prior to September 1, 1998, the Note shifts to an 18 month, fully amortizing term loan and is no longer convertible. In addition, KMI has agreed to provide management consulting services to the Company, which end at the Company's option if the Note is converted or shifts to a term loan. KMI will receive an option to purchase 300,000 shares of common stock exercisable at $2.70 per share if certain performance criteria are met prior to April 15, 1999.

As part of the financing transaction, KMI also has four options to purchase shares of common stock at increasing share prices and with staggered exercise dates, which, when combined with the conversion of the Note, aggregate 2.3 million shares. The exercise of each option is dependent on the exercise of the earlier options and the exercise of the first option is dependent on the conversion of the Note.

Also, upon the conversion of the Note and the investment of an additional $1.0 million through the exercise of the initial option to purchase common stock, a principal of KMI will join the Company in the capacity of Chief Executive Officer and Chairman of the Board of Directors. In the event that this principal assumes these positions, he will have a three year employment contract with the Company and receive options to purchase an aggregate of 600,000 shares of common stock at a purchase price of $2.15 per share, vesting over four years.

The Company believes that funds available under the Company's Line of Credit, operating cash flows generated, especially if collections of accounts receivable improve, proceeds of additional borrowings under the Stockholder Loan and the proceeds of additional investments by KMI, if any, will be sufficient to fund its operations and satisfy its working capital requirements for the next twelve months.


Year 2000 Compliance

Many computer software and hardware systems currently are not, or will or may not be, able to read, calculate or output correctly using dates after 1999, and such systems will require significant modifications in order to be "year 2000 compliant". This issue may adversely affect the operations and financial performance of the Company because its computer systems are an integral part of the Company's health care delivery activities as well as its accounting and other information systems and because the Company will have to divert financial resources and personnel to address this issue.

The Company has begun to review its computer hardware and software systems. The existing systems will be upgraded either through modification, or replacement. The Company currently anticipates this upgrading to be completed by July 1, 1999.

Although the Company is not aware of any material operational impediments associated with upgrading its computer hardware and software systems to be year 2000 compliant, the Company cannot make any assurances that the upgrade of the Company's computer systems will be completed on schedule or that the upgraded systems will be free of defects. If any such risks materialize, the Company could experience material adverse consequences, material costs or both.

Year 2000 compliance may also adversely affect the operations and financial performance of the Company indirectly by causing complications of, or otherwise affecting, the operations of any one or more of the Company's vendors. The Company intends to contact its significant vendors in the last half of calendar year 1998 in an attempt to identify any potential year 2000 compliance issues with them. The Company is currently unable to anticipate the magnitude of the operational or financial impact on the Company of year 2000 compliance issues with its vendors.

The Company expects to incur approximately $100,000 in each fiscal period beginning with the second quarter of 1998 through the second quarter of 1999 to resolve the Company's year 2000 compliance issues. All expenses incurred in connection with year 2000 compliance will be expensed as incurred, other than acquisitions of new software or hardware, which will be capitalized.

Recently Issued Accounting Standards

Recent pronouncements of the Financial Accounting Standards Board, which are not required to be adopted until 1998, include SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information."

SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company has not yet determined the effects, if any, the adoption will have on the Company's financial statements. Applicability of FAS No. 130 will not impact amounts previously reported for net income.

SFAS No. 131 supersedes SFAS No. 14 and establishes new standards for the way that public companies report selected information about operating segments in annual financial reports and requires that those companies report selected information about segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company has not yet determined the effects, if any, the adoption will have on the Company's financial statements.


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

                                    PART III



    Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.


Incorporated by reference to the Company's Proxy Statement for the 1998 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended December 31, 1997.


                        Item 10. Executive Compensation.


Incorporated by reference to the Company's Proxy Statement for the 1998 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended December 31, 1997.

   Item 11. Security Ownership of Certain Beneficial Owners and Management.

Incorporated by reference to the Company's Proxy Statement for the 1998 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended December 31, 1997.


           Item 12. Certain Relationships and Related Transactions.


Incorporated by reference to the Company's Proxy Statement for the 1998 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended December 31, 1997.


Item 13.  Exhibits

(a)   The following exhibits are filed herewith:

  Exhibit     Description
   Number

             Amended and Restated Articles of Incorporation
 3(a)(ii)(1)
 3(b)(ii)(4) Restated Bylaws
     4(a)(1) Specimen of Common Stock Certificate
  4(b)(i)(1) Loan  Agreement  dated  December 29, 1995 by and among the Company, certain Centers and Citizens National Bank of Fort Scott, Kansas (the "Loan Agreement")
 4(b)(ii)(1) First  Amendment to the Loan  Agreement  dated June 18, 1996 by and among the Company, certain Centers and Citizens National Bank of Fort Scott
  4(c)(i)(4) Security  Agreement  dated  September  30, 1997, by and between the
             Company and P&C Investments
 4(c)(ii)(4) Promissory Note dated September 30, 1997, in favor of P&C
             Investments
     4(d)(4) Revolving Loan and Security Agreement dated October 23, 1997 by and between the Company and DVI Business Credit Corporation
     4(e)(4) Loan and Security  Agreement  dated October 23, 1997 by and between the Company and DVI Financial Services, Inc.
     4(f)(5) Note Purchase  Agreement by and between KMI and the Company,  dated
             March 5, 1998
     4(g)(5) Convertible  Note by the  Company in favor of KMI,  dated  March 5,
             1998
     4(h)(i) Note and Warrant  Agreement  dated  December  11, 1997 by and among
             Institutional Venture Partners VI Limited Partnership, IVP Founders Fund I, Institutional Venture Management VI, Frazier Healthcare II L.P. and the Company
    4(h)(ii) Amendment to the Note and Warrant Agreement dated March 5, 1998 by and among Institutional Venture Partners VI Limited Partnership, IVP Founders Fund I, Institutional Venture Management VI, Frazier Healthcare II L.P. and the Company
   4(h)(iii) Form of Convertible Subordinated Promissory Note in favor of each of Institutional Venture Partners VI Limited Partnership, IVP Founders Fund I, Institutional Venture Management VI and Frazier Healthcare II L.P.
    4(h)(iv) Form of Stock  Purchase  Warrant in favor of each of  Institutional
             Venture Partners VI Limited Partnership, IVP Founders Fund I, Institutional Venture Management VI and Frazier Healthcare II L.P.
    10(a)(6) Amended and Restated 1995 Stock Option Plan
    10(d)(1) Amended and Restated Investors Rights Agreement dated March 29,
             1996 by and among the Company, Institutional Venture Management VI, Institutional Venture Partners VI, IVP Founders Fund I, L.P. and Frazier Healthcare II, L.P.
 10(e)(i)(1) Form of Services Agreement by and between a Subsidiary of the
             Company and a Center (Revised)
10(e)(ii)(1) Form of Promissory Note by a Center in favor of a Subsidiary of the Company
10(e)(iii)(1)Form of Security Agreement by a Center in favor of a Subsidiary of the Company
10(e)(iv)(1) Form of Equipment Lease by and between the Centers and a
             Subsidiary of the Company
 10(e)(v)(1) Form of Sublease by and between the Centers and a Subsidiary of the Company
    10(f)(1) Rigiscan Purchase Agreement dated December 1, 1995 by and between UROHEALTH Systems, Inc. and the Company

 10(f)(i)(2) Amendment to the Rigiscan Purchase Agreement dated September 6,
             1996 by and between UROHEALTH Systems, Inc. and the Company 10(f)(ii)(2) Amendment to the Rigiscan Purchase Agreement dated December 19,
             1996 by and between UROHEALTH Systems, Inc. and the Company 10(f)(iii)(4)Amendment to the Rigiscan Purchase Agreement dated October 15,
             1997 by and between Imagyn Medical Technologies, Inc. (formerly known as UROHEALTH Systems, Inc.) and the Company
    10(g)(1) VCD Purchase Agreement dated December 1, 1995 by and between
             UROHEALTH Systems, Inc. and the Company
    10(i)(1) Service Mark Assignment Agreement dated August 1, 1996 by and between Troy A. Burns and the Company
    10(j)(1) Office Building Lease dated December 20, 1993 by and between
             Troy A. Burns and the Company
    10(k)(7) Non-Employee Director Stock Option Plan
    10(l)(1) Form of Non-Competition and Non-Solicitation Agreement by and
             between each of Troy A. Burns, M. D. and T. Scott Jenkins and the Company
    10(m)(1) Employment Agreement by and between William Raup and the Company 10(n)(1) Option Agreement dated September 26, 1996 by and between Troy A.
             Burns, M.D. and the Company
    10(o)(1) Employment Agreement dated September 30, 1996 by and between
             Troy A. Burns, M.D. and the Company
  Exhibit     Description
   Number

    10(p)(1) Employment  Agreement  dated  September  30, 1996 by and between T.
             Scott Jenkins and the Company
    10(q)(1) Agreement dated September 30, 1996 by and among the Company,
             Institutional Venture Management VI, Institutional Venture
             Partners VI, IVP Founders Fund I, L.P., Stanford University,
             Virgil A. Place, Leland Wilson, S.F. Growth Fund, Frazier Healthcare II, L.P., Troy A. Burns, M.D., Troy A. Burns
             Revocable Trust, Catherine P. Burns Revocable Trust, James
             Marvine and T. Scott Jenkins
    10(r)(2) Advertising Agency Agreement dated December 4, 1996 by and between DraftDirect Worldwide, Inc. and the Company
    10(s)(3) Agreement dated March 1, 1997 by and between TheraCom, Inc. and the Company
    10(t)(3) Services Agreement dated January 6, 1997 by and between and
             Strategem, Inc. and the Company
 10(t)(i)(4) Amendment to Services Agreement dated July 1, 1997 by and between Strategem, Inc. and the Company
10(t)(ii)(4) Termination of Services Agreement dated September 30, 1997 by and between Strategem, Inc. and the Company
    10(u)(3) Registration Rights Agreement dated January 6, 1997 by and between Strategem, Inc. and the Company
       10(v) Advertising Agency Agreement dated September 19, 1997 by and between Media Direct Partners, Inc. and the Company
          21 List of Subsidiaries of the Company
       23(b) Consent of Ernst & Young LLP
          27 Financial Data Schedule

-----------

   (1) Incorporated by reference to the corresponding exhibit filed as part of Registration Statement No. 333-5414-D, as amended, originally filed on August 12, 1996.

   (2) Incorporated by reference to the corresponding exhibit filed on March 31, 1997 as part of Form 10-KSB for the year ended December 31, 1996.

   (3) Incorporated by reference to the corresponding exhibit filed on May 15, 1997 as part of Form 10-QSB for the quarter ended March 31, 1997.

   (4) Incorporated by reference to the corresponding exhibit filed on November 14, 1997 as part of Form 10-QSB for the quarter ended September 30, 1997.

   (5) Incorporated by reference to the corresponding exhibit filed as part of Form 8-K on March 20, 1998.

   (6)Incorporated by reference to Appendix A to the Company's Definitive Proxy Statement for the annual meeting held on May 30, 1997, File No. 0-21427, filed with the Securities and Exchange Commission on April 28, 1997.

   (7)Incorporated by reference to Appendix B to the Company's Definitive Proxy Statement for the annual meeting held on May 30, 1997, File No. 0-21427, filed with the Securities and Exchange Commission on April 28, 1997.


(b)  Reports on Form 8-K

     The Company filed no reports on Form 8-K for the fiscal year ended December 31, 1997.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               INTEGRATED MEDICAL RESOURCES, INC.

                               By: /s/ TROY A. BURNS, M.D.

                               -----------------------------------
                              Troy A. Burns, M.D.,
                               Chief Executive Officer

      In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

  Signature               Title

 /s/ TROY A. BURNS, M.D.  Chief Executive Officer, Chief Medical
                          Officer, Chairman of the Board and
                          Director                                March 30, 1998
  Troy A. Burns, M.D.    (Principal Executive Officer)

  /s/ BEVERLY O. ELVING   Chief Financial Officer and Vice
                          President, Finance and Administration
                          (Principal Financial and Accounting     March 30, 1998
    Beverly O. Elving     Officer)

  /s/ T. SCOTT JENKINS    Director

                                                                  March 30, 1998
    T. Scott Jenkins

  /s/ SAMUEL D. COLELLA   Director

                                                                  March 30, 1998
    Samuel D. Colella

 /s/ JOHN K. TILLOTSON,   Director
          M.D.
                                                                  March 30, 1998

    John K. Tillotson

   /s/ ALAN D. FRAZIER    Director

                                                                  March 30, 1998
     Alan D. Frazier

   /s/ BRUCE A. HAZUKA    Director

                                                                  March 30, 1998
     Bruce A. Hazuka

  /s/ DWAYNE R. SIGLER    Director

                                                                  March 30, 1998
    Dwayne R. Sigler

    /s/ JAMES R. KAHL     Director

                                                                  March 30, 1998
      James R. Kahl

                                  EXHIBIT INDEX

                                                                    Sequential
  Exhibit     Description                                            Page
   Number                                                            Number

  3(a)(ii)(1) Amended and Restated Articles of Incorporation
  3(b)(ii)(4) Restated Bylaws
      4(a)(1) Specimen  of Common Stock  Certificate  4(b)(i)(1)  Loan Agreement
              dated December 29, 1995 by and among the Company, certain  Centers
              and Citizens National Bank of  Fort  Scott,  Kansas   (the   "Loan
              Agreement")
  4(b)(ii)(1) First  Amendment to the Loan Agreement  dated June 18, 1996 by and among the Company, certain Centers and Citizens National Bank of Fort Scott
   4(c)(i)(4) Security  Agreement  dated  September 30, 1997, by and between the
              Company and P&C Investments
  4(c)(ii)(4) Promissory Note dated September 30, 1997, in favor of
              P&C Investments
      4(d)(4) Revolving  Loan and Security  Agreement  dated October 23, 1997 by and between the Company and DVI Business Credit Corporation
      4(e)(4) Loan and Security  Agreement dated October 23, 1997 by and between the Company and DVI Financial Services, Inc.
      4(f)(5) Note Purchase Agreement by and between KMI and the Company,  dated
              March 5, 1998
      4(g)(5) Convertible  Note by the  Company in favor of KMI,  dated March 5,
              1998
      4(h)(i) Note and Warrant  Agreement  dated  December 11, 1997 by and among
              Institutional   Venture  Partners  VI  Limited  Partnership,   IVP
              Founders Fund I, Institutional Venture Management VI, Frazier Healthcare II L.P. and the Company
     4(h)(ii) Amendment to the Note and Warrant Agreement dated March 5, 1998 by and among Institutional Venture Partners VI Limited Partnership, IVP Founders Fund I, Institutional Venture Management VI, Frazier Healthcare II L.P. and the Company
    4(h)(iii) Form of Convertible Subordinated Promissory Note in favor of each of Institutional Venture Partners VI Limited Partnership, IVP Founders Fund I, Institutional Venture Management VI and Frazier Healthcare II L.P.
     4(h)(iv) Form of Stock Purchase  Warrant in favor of each of  Institutional
              Venture Partners VI Limited Partnership, IVP Founders Fund I, Institutional Venture Management VI and Frazier Healthcare II L.P.
     10(a)(6) Amended and Restated 1995 Stock Option Plan
     10(d)(1) Amended and Restated Investors Rights Agreement dated
              March 29, 1996 by and among the Company, Institutional Venture Management VI, Institutional
              Venture Partners VI, IVP Founders Fund I, L.P. and
              Frazier Healthcare II, L.P.
  10(e)(i)(1) Form of Services Agreement by and between a
              Subsidiary of the Company and a Center (Revised)
 10(e)(ii)(1) Form of Promissory Note by a Center in favor of a
              Subsidiary of the Company
10(e)(iii)(1) Form of Security Agreement by a Center in favor of a
              Subsidiary of the Company
 10(e)(iv)(1) Form of Equipment Lease by and between the Centers and a Subsidiary of the Company
  10(e)(v)(1) Form of Sublease by and between the Centers and a
              Subsidiary of the Company
     10(f)(1) Rigiscan Purchase Agreement dated December 1, 1995 by and between UROHEALTH Systems, Inc. and the Company
  10(f)(i)(2) Amendment to the Rigiscan Purchase Agreement dated
              September 6, 1996 by and between UROHEALTH Systems,
              Inc. and the Company
 10(f)(ii)(2) Amendment to the Rigiscan Purchase Agreement dated
              December 19, 1996 by and between UROHEALTH Systems,
              Inc. and the Company
10(f)(iii)(4) Amendment to the Rigiscan Purchase Agreement dated
              October 15, 1997 by and between Imagyn Medical
              Technologies, Inc. (formerly known as UROHEALTH
              Systems, Inc.) and the Company
     10(g)(1) VCD Purchase Agreement dated December 1, 1995 by and between UROHEALTH Systems, Inc. and the Company

                                                                    Sequential
  Exhibit     Description                                            Page
   Number                                                            Number

     10(i)(1) Service Mark Assignment Agreement dated August 1,
              1996 by and between Troy A. Burns and the Company 10(j)(1) Office Building Lease dated December 20, 1993 by and between Troy A. Burns and the Company
     10(k)(7) Non-Employee Director Stock Option Plan
     10(l)(1) Form of Non-Competition and Non-Solicitation
              Agreement by and between each of Troy A. Burns, M. D. and T. Scott Jenkins and the Company
     10(m)(1) Employment Agreement by and between William Raup and the Company
     10(n)(1) Option Agreement dated September 26, 1996 by and
              between Troy A. Burns, M.D. and the Company
     10(o)(1) Employment Agreement dated September 30, 1996 by and between Troy A. Burns, M.D. and the Company
     10(p)(1) Employment Agreement dated September 30, 1996 by and between T. Scott Jenkins and the Company
     10(q)(1) Agreement dated September 30, 1996 by and among the Company, Institutional Venture Management VI, Institutional Venture Partners VI, IVP Founders
              Fund I, L.P., Stanford University, Virgil A. Place, Leland Wilson, S.F. Growth Fund, Frazier
              Healthcare II, L.P., Troy A. Burns, M.D., Troy A. Burns Revocable Trust, Catherine P. Burns Revocable Trust, James Marvine and T. Scott Jenkins
     10(r)(2) Advertising Agency Agreement dated December 4, 1996 by and between DraftDirect Worldwide, Inc. and the Company
     10(s)(3) Agreement dated March 1, 1997 by and between
              TheraCom, Inc. and the Company
     10(t)(3) Services Agreement dated January 6, 1997 by and
              between and Strategem, Inc. and the Company
  10(t)(i)(4) Amendment to Services Agreement dated July 1, 1997 by and between Strategem, Inc. and the Company
 10(t)(ii)(4) Termination of Services Agreement dated September 30,
              1997 by and between Strategem, Inc. and the Company 10(u)(3) Registration Rights Agreement dated January 6, 1997 by and between Strategem, Inc. and the Company
        10(v) Advertising Agency Agreement dated September 19, 1997 by and between Media Direct Partners, Inc. and the Company
           21 List of Subsidiaries of the Company
        23(b) Consent of Ernst & Young LLP
           27 Financial Data Schedule

-----------

(1)Incorporated by reference to the corresponding exhibit filed as part of Registration Statement No. 333-5414-D, as amended, originally filed on August 12, 1996.

   (2)Incorporated by reference to the corresponding exhibit filed on March 31, 1997 as part of Form 10-KSB for the year ended December 31, 1996.

   (3)Incorporated by reference to the corresponding exhibit filed on May 15, 1997 as part of Form 10-QSB for the quarter ended March 31, 1997.

   (4)Incorporated by reference to the corresponding exhibit filed on November 14, 1997 as part of Form 10-QSB for the quarter ended September 30, 1997.

   (5)Incorporated by reference to the corresponding exhibit filed as part of Form 8-K on
March 20, 1998.

   (6)Incorporated by reference to Appendix A to the Company's Definitive Proxy Statement for the annual meeting held on May 30, 1997, File No. 0-21427, filed with the Securities and Exchange Commission on April 28, 1997.

   (7)Incorporated by reference to Appendix B to the Company's Definitive Proxy Statement for the annual meeting held on May 30, 1997, File No. 0-21427, filed with the Securities and Exchange Commission on April 28, 1997.

              Integrated Medical Resources, Inc. and Subsidiaries
                  Index To Consolidated Financial Statements


Report of Independent Auditors                                             F-1
Consolidated Financial Statements:
Consolidated Balance Sheet as of December 31, 1997                         F-2
Consolidated Statements of Operations for the years
ended December 31, 1997 and 1996                                           F-4
Consolidated Statements of Stockholders' Equity for the
years ended December 31, 1997 and 1996                                     F-5
Consolidated Statements of Cash Flows for the years ended
December 31, 1997 and 1996                                                 F-6
Notes to Consolidated Financial Statements                                 F-8

                      (THIS PAGE LEFT BLANK INTENTIONALLY)

                         Report of Independent Auditors

The Board of Directors and Stockholders
Integrated Medical Resources, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Integrated Medical Resources, Inc. and subsidiaries (the Company) as of December 31, 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Integrated Medical Resources, Inc. and subsidiaries at December 31, 1997, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

As discussed in Note 11 to the consolidated financial statements, the Company's recurring losses from operations and net working capital deficiency raise substantial doubt about its ability to continue as a going concern. Management's plans as to these matters are also described in Note 11. The 1997 financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                        /s/ Ernst & Young LLP

Kansas City, Missouri
March 4, 1998

                       Integrated Medical Resources, Inc.
                                and Subsidiaries

                           Consolidated Balance Sheet

                                December 31, 1997


Assets (Notes 3 and 4)
Current assets:
  Cash and cash equivalents                         $
                                                       765,204
  Accounts receivable, less allowance of             8,411,413
   $2,074,660
  Supplies                                             407,071
  Prepaid expenses                                     101,640
                                                    -----------
Total current assets                                 9,685,328



Property and equipment (Note 2):
  Office equipment and software                      1,920,454
  Furniture, fixtures and equipment                  6,431,249
  Leasehold improvements                               151,836
                                                    -----------
                                                     8,503,539
  Accumulated depreciation                           2,801,377
                                                    -----------
                                                    -----------
                                                     5,702,162




Intangible assets                                      182,843
Other assets                                           239,439
                                                    ===========
Total assets                                        $15,809,772
                                                    ===========

                       Integrated Medical Resources, Inc.
                                and Subsidiaries

                     Consolidated Balance Sheet (continued)

                                December 31, 1997



Liabilities and stockholders' equity Current liabilities:
  Accounts payable                                  $
                                                     3,793,008
  Accrued payroll                                      647,582
  Accrued advertising                                  773,468
  Other accrued expenses                               188,980
  Accrued restructuring charge (Note 10)               628,120
  Working capital line of credit (Note 3)            3,085,954
  Current portion of long-term debt (Note 4)         2,685,491
  Current portion of capital lease obligations         245,684
  (Note 2)
                                                    -----------
Total current liabilities                           12,188,480

Deferred rent                                          195,748
Long-term debt, less current portion (Note 4)        1,325,282
Capital lease obligations, less current portion        139,898
(Note 2)

Stockholders' equity (Notes 4, 6 and 8):
  Preferred stock, $.001 par value:
   Authorized shares - 1,696,698
   Issued and outstanding shares - none
  Common stock, $.001 par value:
   Authorized shares - 10,000,000
   Issued and outstanding shares - 6,731,058             6,731
  Treasury stock, at cost                              (11,347)
  Additional paid-in capital                        18,219,781
  Accumulated deficit                              (16,114,608)
                                                   -----------
Total stockholders' equity                           2,100,557
                                                   ===========
Total liabilities and stockholders' equity         $15,809,772
                                                   ===========

See accompanying notes.

                       Integrated Medical Resources, Inc.
                                and Subsidiaries

                      Consolidated Statements of Operations

                                       Year ended December 31
                                           1997       1996
                                       ------------------------

Net revenue                            $21,004,554  $11,006,774
Center operating expenses:
  Physician salaries                     3,646,894    2,393,556
  Cost of services                       6,332,429    3,131,855
  Center staff salaries                  2,310,516    1,582,380
  Center facilities rent                 1,368,459      796,658
                                       ------------------------
Total Center operating expenses         13,658,298    7,904,449
                                       ------------------------
Center contribution                      7,346,256    3,102,325

Corporate expenses:
  Advertising                            5,654,802    4,309,419
   Selling, general and administrative   6,498,720    3,714,119
   Depreciation and amortization         2,328,676    1,322,353
  Restructuring charge                     919,243            -
                                       ------------------------
Total corporate expenses                15,401,441    9,345,891
                                       ------------------------
Operating loss                          (8,055,185)  (6,243,566)

Other income (expense):
  Interest income                          118,787       81,730
  Interest expense                        (455,572)    (356,710)
  Other                                    (55,267)           -
                                       ------------------------
                                          (392,052)    (274,980)
                                       ------------------------

Loss before income tax benefit          (8,447,237)  (6,518,546)
Income tax benefit (Note 5)                      -           -
                                       ========================
Net loss                               $(8,447,237) $(6,518,546)
                                       ========================

Net loss per common share -- basic
  and diluted                          $     (1.26) $     (1.82)
                                       ========================
Basic and diluted weighted
  average common shares                  6,719,706    3,573,910
  outstanding                          ========================

See accompanying notes.

                       Integrated Medical Resources, Inc.
                                and Subsidiaries

                 Consolidated Statements of Stockholders' Equity

                                          Preferred Stock                            Additional
                                  --------------------------
                                    Series A     Series B     Common    Treasury    Paid-In   Accumulated
                                   Convertible  Convertible   Stock      Stock      Capital     Deficit        Total
                                  ---------------------------------------------------------------------------------------

Balance at December 31, 1995           $  1,081    $     --     $2,907 $          $ 4,367,235                $ 3,222,398
                                                                               --             $(1,148,852)
  Issuance of 222,222 shares of              --         222         --                924,549           --       924,771
  Series B
    Convertible preferred stock,
    net of issuance costs of $75,228
  Issuance of 5,500 shares of                --          --          5                 30,244           --        30,249
  common stock to employee
  Issuance of 2,500,000 shares               --          --      2,500             12,638,001           --    12,640,501
  of common stock in initial public
  offering, net of issuance
  costs of $2,359,499
  Conversion of preferred stock         (1,081)       (222)      1,303                     --           --            --
  to common stock
  Net loss                                   --          --         --                     --  (6,518,546)   (6,518,546)
                                  ---------------------------------------------------------------------------------------
Balance at December 31, 1996                 --          --      6,715             17,960,029  (7,667,371)    10,299,373

Issuance of 16,041 shares of                 --          --         16                 50,088           --        50,104
common stock
Repurchase of 5,500 shares of                --          --         --   (11,347)          --                   (11,347)
common stock
Fair value of warrants issued in             --          --                           209,664                    209,664
November 1997
Net loss                                     --          --                                --  (8,447,237)   (8,447,237)
                                  ---------------------------------------------------------------------------------------
Balance at December 31, 1997         $       --    $     --     $6,731  $(11,347) $18,219,781 $(16,114,608)   $2,100,557
                                  =======================================================================================


See accompanying notes.

                       Integrated Medical Resources, Inc.
                                and Subsidiaries

                      Consolidated Statements of Cash Flows


                                       Year ended December 31
                                           1997       1996
                                       ------------------------

Operating activities
Net loss                               $(8,447,237)  $(6,518,546)
Adjustments to reconcile net
  loss to net cash used in
  operating activities:
   Depreciation                         1,423,540       779,176
   Amortization                           905,136       543,177
   Provision for bad debts              1,687,847       250,761
   Deferred rent                           19,816        96,687
   Pre-opening costs incurred            (138,399)     (782,108)
   Restructuring charge                   919,243            --
   Changes in operating assets and
    liabilities:
    Accounts receivable                (7,731,881)   (1,251,910)
    Supplies                              (94,343)     (178,313)
    Prepaid expenses                      166,439      (111,200)
    Accounts payable                    1,905,305       705,731
    Accrued payroll                        79,532       381,819
    Accrued advertising                   422,743       266,985
    Other accrued expenses               (143,229)      (48,991)
                                       ----------    ----------
Net cash used in operating activities  (9,025,488)   (5,866,732)

Investing activities
Purchases of property and equipment      (458,397)   (1,682,641)
Proceeds from the sale of property and     23,551            --
  equipment
Other                                    (186,274)     (276,000)
                                       ----------    ----------
Net cash used in investing activities    (621,120)   (1,958,641)

                       Integrated Medical Resources, Inc.
                                and Subsidiaries

              Consolidated Statements of Cash Flows (continued)


                                       Year ended December 31
                                           1997       1996
                                       ------------------------

Financing activities
Borrowings on line of credit         $  5,069,258    $ 1,100,000
Principal payments on line of credit   (1,983,304)    (1,100,000)
Proceeds from issuance of               1,400,000             --
  convertible debt
Proceeds from issuance of
  notes payable and long-term             990,000        303,400
  debt
Principal payments on long-term debt   (1,277,444)    (1,143,585)
Debt issuance costs incurred             (115,375)       (15,000)
Principal payments on capital lease      (449,777)      (298,060)
  obligations
Purchase of treasury stock                (11,347)            --
Proceeds from issuance of preferred            --        924,771
  stock
Proceeds from issuance of common stock     50,104     12,670,750
                                        ------------------------
Net cash provided by financing          3,672,115     12,442,276
  activities
                                        ------------------------

Net increase (decrease) in cash
  and cash equivalents                 (5,974,493)     4,616,903
Cash and cash equivalents at            6,739,697      2,122,794
  beginning of year
                                        ------------------------
                                        ========================
Cash and cash equivalents at end       $  765,204    $ 6,739,697
  of year                               ========================

Supplemental disclosures of cash
flow information
Cash paid for interest                 $  385,725   $   356,710
                                       ========================

Supplemental schedule of noncash
investing and financing activities
Additions to equipment through
  issuance of capital lease            $2,042,734    $2,509,216
  obligations or long-term debt        ========================

See accompanying notes.

                       Integrated Medical Resources, Inc.
                                and Subsidiaries
                  Notes to Consolidated Financial Statements


1.  Summary of Significant Accounting Policies

Nature of Business

Integrated Medical Resources, Inc. and subsidiaries (the Company) is a provider of management services to clinics providing disease management services for men suffering from sexual dysfunction. At December 31, 1997, the Company operated 26 diagnostic clinics under the name The Diagnostic Center for Men in 17 states (collectively the Centers). Each of those 26 clinics is owned directly or beneficially by an officer and stockholder of the Company and has entered into long-term management contracts and lease agreements with the Company. Pursuant to these contracts and agreements, the Company provides a wide array of business services to the Centers in exchange for management fees. The Company has a noncancelable option to designate the holder of the common stock of each Center through the right to force each current holder to sell, at any time, the outstanding shares of the professional corporations operating the Centers to the Company's designee for a nominal amount which management believes is deeply discounted from the fair value of the stock of the corporations. The amount to be paid represents the reimbursement of the direct expenses of the stockholder in forming the corporation operating the Center, and normally ranges from $100 to $500. In general, the Company is legally prohibited from owning the common stock of the Centers.

Basis of Presentation

In November 1997, the Emerging Issues Task Force (EITF) reached consensus on issue No. 97-2, "Application of APB Opinion No. 16 and FASB Statement No. 94 to Medical Entities." This EITF requires the consolidation of physician practice management entities (PPM) and physician practices when a PPM has a controlling financial interest in a physician practice without directly owning any of its equity instruments. The Company has elected to early adopt the provisions of the EITF. Accordingly, the 1996 financial statements have been reclassified to conform with the new presentation.

The consolidated financial statements include the accounts of Integrated Medical Resources, Inc., its wholly-owned subsidiaries and the Centers. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Intangible Assets

Intangible assets consist of the following:

                                     December 31,
                                         1997
                                     -------------

        Debt issuance costs           $   189,895
        Pre-opening costs               1,005,523
        Other                              22,914
                                     -------------
                                        1,218,332
        Less accumulated                1,035,489
        amortization
                                     -------------
                                      $   182,843
                                     =============

Debt issuance costs represent cost incurred in obtaining the line of credit facility (see Note 3) and term loan (see Note 4). Debt issuance costs are being amortized over the two-year term of the line of credit using the straight-line method.

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

Advertising Costs

Advertising costs are charged to expense as incurred, except for direct-response advertising which is capitalized and amortized over its expected period of future benefits. Direct-response advertising costs capitalized at December 31, 1997 and 1996 were not material. The Company has an arrangement with a major supplier who has agreed to underwrite a portion of costs incurred to educate physicians and patients regarding impotence.

Stock Compensation

The Company has elected to follow Accounting Principles Board Opinion No. 25 (APB No. 25), "Accounting for Stock Issued to Employees," and related Interpretations in accounting for its stock options. The Company has established the exercise prices of options granted at fair value on the date of grant. Prior to completion of its initial public offering in 1996 (see Note 6), fair value was determined by sales of common stock to unrelated third parties in arms-length transactions at or about the date of grant. In accordance with APB No. 25, no compensation is recognized in such circumstances. The effect of applying the fair value method required by SFAS No. 123, "Accounting for Stock-Based Compensation," to the Company's stock options results in net loss and net loss per share that are not materially different from amounts reported in the consolidated statements of operations.

Net Income (Loss) Per Share

In 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share." SFAS 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to the SFAS 128 requirements.

Concentration of Credit Risk

The Company grants credit to individual patients and third-party payors (including insurers and Medicare) who meet preestablished credit requirements. At December 31, 1997, approximately 38% of patient accounts receivable were due from individual patients and 62% were due from third-party payors. Generally, the Company does not require collateral from patients or third-party payors. Reserves for credit losses are provided for as Center operating expenses. In 1997, the Company increased the reserve for credit losses by approximately $1.7 million. Accounts receivable write-offs amounted to $197,491 and $263,578 during the years ended December 31, 1997 and 1996, respectively.

Major Payors

The Company had revenues from Medicare amounting to 34% and 27% of net revenues during the years ended December 31, 1997 and 1996, respectively.

Reclassifications

Certain amounts within the 1996 financial statements have been reclassed to conform with the 1997 presentation.

2.  Leases

The Company leases certain office equipment under agreements accounted for as capital leases. Obligations under these capital leases are collateralized by the leased equipment, and certain of the leases are guaranteed by an officer and stockholder. Amortization of assets under capital lease is included in depreciation expense. Assets under capital leases at December 31, 1997 were as follows:

                                        December 31,
                                            1997
                                        -------------

        Office equipment                   $1,450,140
        Less accumulated amortization         940,646
                                        -------------
                                           $  509,494
                                        =============

The Company leases its office and clinic facilities under long-term, noncancelable operating leases. In addition, the Company rents certain office equipment under operating leases. Rent expense for operating leases with scheduled rent increases is accounted for on the straight-line basis over the respective lease terms. Rent expense for all operating leases totaled $1,631,006 and $935,554 for the years ended December 31, 1997 and 1996, respectively.

Future minimum lease payments under capital leases and noncancelable operating leases consisted of the following at December 31, 1997:

                      Year ending           Capital         Operating
                      December 31           Leases            Leases
          -----------------------------------------------------------------
          1998                             $295,319         $1,403,594
          1999                              136,269          1,268,366
          2000                               23,599          1,084,830
          2001                                   --          1,069,006
          2002                                   --          1,069,006
          Thereafter                             --          3,346,228
                                       ------------------------------------

          Total minimum lease payments      445,187         $9,241,030
                                                            ==========
          Less amounts representing interest 69,605
                                            -------
          Present value of minimum lease
               payments                     385,582

          Less current portion              245,684
                                            -------
                                            $139,898


3.  Line of Credit

In October 1997, the Company entered into a line of credit agreement with a finance company providing for borrowings up to $5,000,000 based on specified percentages of eligible accounts receivable, with interest at 2.5% above the Bank of America prime rate (8.5% at December 31, 1997). Borrowings outstanding under this line of credit agreement at December 31, 1997 were $3,085,954. The line of credit, which expires in October 1999, is collateralized by accounts receivable and the property and equipment securing the $500,000 term loan with the same finance company entered into in October 1997 (see Note 4). The line of credit agreement requires the Company to maintain compliance with certain covenants including limitations on the payment of dividends and collection of certain levels of accounts receivable.

During 1997, the Company had a separate line of credit agreement with a bank providing for borrowings up to $2,000,000 based on specified percentages of eligible accounts receivable, with interest at 1% above the bank's prime rate. This line of credit was paid in full and retired in October 1997.

The weighted average interest rate on all line of credit borrowings in 1997 and 1996 was 9.69% and 9.25%, respectively.

4.   Notes Payable and Long-Term Debt

The Company's notes payable and long-term debt are as follows:

                                                        December 31, 1997
                                                    ---------------------------
           Equipment note payable, interest at
             5.75%, due in monthly installments
             through August 1999                                    $  846,296
           Equipment note payable, interest at
             5.22%, due in monthly installments
             through November 1999                                     216,341
           Equipment note payable, interest at
             5.75%, due in monthly installments
             through September 2000                                  1,297,483
           Term loan, interest at 12.74%, payable
             in monthly installments through
             October 2000                                              460,317
           Convertible subordinated promissory
             notes, interest 8.5%, lump sum
             payment due November 1998                               1,190,336
                                                    ---------------------------
                                                                     4,010,773
           Less current maturities                                   2,685,491
                                                    ---------------------------
           Long-term debt                                           $1,325,282
                                                    ===========================

The equipment notes payable listed above were incurred to finance the purchase of equipment to be used in providing clinic services. An officer of the equipment vendor serves as a director of the Company.

At December 31, 1997, the Company is contractually obligated to acquire an additional $1,476,000 of equipment with the same vendor.

In October 1997, the Company entered into a $500,000 term loan agreement with the finance company which provides the $5,000,000 line of credit (see Note 3), secured by property and equipment.

In December 1997, the Company issued $1.4 million in convertible subordinated promissory notes to two major institutional shareholders. Three of the Company's directors are affiliated with these institutional shareholders. The notes are convertible into the securities issued in the Company's next equity financing involving the receipt by the Company of, in the aggregate, more than $3 million, at the purchase price paid by the investors in that financing. The notes, which are secured by a pledge of 400,000 shares of common stock of the Company held by an officer, mature May 31, 1998. Subsequent to December 31, 1997, the note agreements were amended to provide for extension of the maturity date to November 30, 1998, in the event the notes are not converted on or before May 31, 1998. In addition, the amendment reduced the amount of the required equity financing to $2.6 million. Attached to these notes are warrants to purchase the Company's common stock (see Note 6), valued at $209,664, which have been recorded as an offset to the related debt. As a result, the effective interest rate on the debt is approximately 30%.

Principal maturities under the $4,010,773 of notes payable and long-term debt outstanding as of December 31, 1997 for each of the next three years ending December 31 are as follows:

                      1998                  $2,685,491
                      1999                       887,771
                      2000                       437,511

5.  Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                         December 31,
                                                             1997
                                                    ------------------------

           Deferred tax assets:
             Net operating loss carryforwards                  $  6,725,978
             Accounts payable                                       278,869
             Accrued expenses                                       237,345
             Accrued restructuring costs                            241,460
             Other                                                   52,780
                                                    ------------------------
                                                                  7,536,432

           Deferred tax liabilities:
             Accounts receivable                                   (564,615)
             Prepaid expenses                                       (78,186)
             Other assets                                          (187,766)
             Other                                                 (358,706)
                                                    ------------------------
                                                                 (1,189,273)
                                                    ------------------------

           Valuation reserves                                    (6,347,159)
                                                    ------------------------
           Net deferred taxes                           $                --
                                                    ========================

During 1997, the Company elected to file its income tax returns on the accrual basis versus cash-basis. The deferred tax assets and liabilities at December 31, 1996 related to the previous cash-basis tax balance sheet will be amortized over four years. However, due to the uncertainty of the Company's ability to utilize the net deferred tax assets, the amount has been fully reserved.

A reconciliation of the income tax benefit to the amounts computed at the federal statutory rate is as follows:

                                                            Year ended December 31
                                                          1997                  1996
                                                     --------------------------------------

           Federal income tax benefit at
             statutory rate                             $(2,872,061)          $(2,216,306)
           State income taxes, net of federal tax
             benefit                                       (506,834)             (391,113)
           Change in valuation reserve                    3,370,999             2,554,831
           Other                                              7,896                52,588
                                                     --------------------------------------
                                                        $        --           $        --
                                                     ======================================

At December 31, 1997, the Company had net operating loss carryforwards of approximately $16,815,000 which are available to offset future taxable income and expire in varying amounts through 2012, if unused. Additionally, utilization of a portion of the net operating loss may be limited under certain ownership change provisions of the Internal Revenue Code.

6.  Stockholders' Equity

In March 1996, the stockholders of the Company approved an Amendment and Restatement of the Company's Articles of Incorporation which authorized the Company to issue 10,000,000 shares of $.001 par value common stock, 1,081,080 shares of $.001 par value Series A Convertible preferred stock, 222,222 shares of $.001 par value Series B Convertible preferred stock and 1,696,698 shares of $.001 par value undesignated preferred stock.

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

In conjunction with the $1.4 million in convertible notes issued in December 1997 (see Note 4), the Company issued warrants to purchase a certain number of shares of common stock based upon a stated formula. The fair value of the warrants of $209,664 was determined using the Black Scholes method based upon an assumed stock price of $3.13 and an estimated life of five years. The warrants expire in December 2002.

7.  Employee Benefits and Compensation

Effective January 1, 1996, the Company implemented a 401(k) retirement plan. All employees of the Company over 21 years of age who have completed six months of service are eligible for participation in the plan. Employees may contribute up to 15% of their annual compensation subject to annual Internal Revenue Code maximum limitations. The Company will match 50% of each employee's contribution up to a maximum of 4% of the employee's salary. The Company may also make discretionary contributions under this plan. Company contributions to the plan amounted to $63,551 and $26,542 for the years ended December 31, 1997 and 1996, respectively.

8.  Stock Option Plans

During 1994, the Company approved a stock incentive plan (the 1994 Plan) to provide certain employees with restricted shares of common stock. In June 1996, shares awarded under the 1994 Plan were converted to options to purchase an equivalent number of shares of common stock with an estimated fair market option price of $3.70 per share. Such options become exercisable in March 1998.

In December 1995,  the Company  approved an employee stock option plan (the 1995
Plan) and reserved 303,550 shares of $.001 par value common stock, in addition to the nonvoting common shares originally reserved under the 1994 Plan, for issuance to employees and consultants.

In March 1996, the Company amended and restated the 1995 Plan. Options granted under the restated 1995 Plan are either incentive stock options qualified under the Internal Revenue Code or nonqualified, nonstatutory stock options. Terms of exercise are determined by the Compensation Committee of the Board of Directors (the Compensation Committee).

Options granted under the restated 1995 Plan expire up to 10 years after date of grant, except for those granted to stockholders who own greater than 10% of the voting stock of the Company, which expire up to five years after date of grant. The number of options granted to individual employees cannot exceed 100,000 shares in any fiscal year, with the exception of options granted upon initial employment. The option price for an incentive stock option may not be less than the fair market value of the shares on the date of grant. The option price for nonqualified stock options is determined by the Compensation Committee at the date of grant. The exercise schedule of these options provides that 25% of the options become exercisable one year after the date of grant and 1/48 of the total options granted become exercisable each month thereafter.

In August 1996, the Company amended and restated the 1995 Plan, including increasing the number of shares of common stock reserved for issuance under the restated 1995 Plan to 700,000 shares.

In December 1996, the Board of Directors authorized the repricing of certain $5.50 and $7.00 per share options previously issued to the company officers to $3.88 per share, fair value on the date of repricing. The total amount of options repriced was 160,000 options. In December 1996, the Board of Directors also approved the 1997 Executive Bonus Plan, an unfunded bonus compensation agreement in which certain members of management are awarded bonuses comprised of both cash and stock options based on the ability of the employee and the Company to achieve certain 1997 goals. Any stock options awarded pursuant to the 1997 Executive Bonus Plan are granted under the restated 1995 Plan. Options to purchase 70,064 shares of common stock were issued in 1996, but did not become exercisable and were subsequently canceled in December 1997.

In May 1997, the Company amended the restated 1995 Plan, increasing the number of shares reserved for issuance to 1,160,000 shares.

                                                                  Weighted
                                                                   Average
                                   Number of   Option Price per   Exercise
                                     Shares          Share          Price      Exercisable
                                  ------------------------------------------------------------

Outstanding at December 31, 1995        19,450       $3.70           $3.70               7,540
Exercised                                --           --              --                    --
Granted                                686,014    $3.70 - $7.00      $4.81              81,973
Canceled/Expired                      (177,300)   $3.70 - $7.00      $5.27                  --
                                  ------------------------------------------------------------
Outstanding at December 31, 1996       528,164    $3.70 - $7.00      $4.54              89,513
Exercised                              (13,451)       $3.70          $3.70             (13,451)
Granted                                317,214    $1.88 - $4.81      $2.66              83,197
Canceled/Expired                      (337,828)   $2.06 - $7.00      $4.34                  --
                                  ------------------------------------------------------------
Outstanding at December 31, 1997       494,099   $1.88 - $7.00      $3.60             159,259
                                  ============================================================



                                       Options Outstanding           Options Exercisable
                                       -------------------           -------------------
                                                                                 Weighted
                                     Number    Weighted Average    Number    Average Exercise
         Exercise Price           Outstanding   Exercise Price   Exercisable      Price
----------------------------------------------------------------------------------------------

              $1.88                     11,700             $1.88         --               --
          $2.00 - $2.06                150,900             $2.04      75,000            $2.00
          $2.25 - $2.50                 17,895             $4.21         --                --
          $3.70 - $3.88                216,039             $3.76      64,395            $3.76
          $4.50 - $4.81                 32,265             $4.79       8,197            $4.81
              $7.00                     65,300             $7.00      11,667            $7.00

In August 1996, the Company adopted a Non-Employee Director Stock Option Plan (the Director Plan) and reserved 100,000 shares of common stock for issuance of options to non-employee directors. In May 1997, the Company amended the Director Plan, increasing the number of shares reserved for issuance to 140,000 shares.

                                                                  Weighted
                                                                   Average
                                   Number of   Option Price per   Exercise
                                     Shares          Share          Price       Exercisable
                                  -------------------------------------------------------------

Outstanding at December 31, 1995           --         --             --             --
Granted                                 40,000       $7.00          $7.00         13,332
Canceled/Expired                           --         --             --             --
                                  -------------------------------------------------------------
Outstanding at December 31, 1996        40,000       $7.00          $7.00         13,332
Exercised                                  --         --             --             --
Granted                                 72,500       $2.25          $2.25           --
Canceled/Expired                           --         --             --             --
                                  -------------------------------------------------------------
Outstanding at December 31, 1997       112,500   $2.25 - $7.00      $3.94         13,332
                                  =============================================================


                                           Options Outstanding            Options Exercisable
                                           -------------------            -------------------
                                                                                    Weighted
                                     Number    Weighted Average    Number       Average Exercise
         Exercise Price           Outstanding   Exercise Price   Exercisable          Price
------------------------------------------------------------------------------------------------

              $2.25                     72,500             $2.25          --                --
              $7.00                     40,000             $7.00      13,332             $7.00

9.  Related-Party Transactions

The Company leases clinic space from an officer and stockholder. Rent payments to this stockholder totaled $27,300 in each of the years ended December 31, 1997 and 1996.

10.  Restructuring Charge

During 1997, the Company incurred a restructuring charge of $919,243. This charge primarily represents lease termination payments and other costs of closing 7 clinics and canceling the planned opening of a new clinic.

11.     Going Concern Matters

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements, during the years ended December 31, 1997 and 1996 the Company incurred losses of $8,447,237 and $6,518,546, respectively, and has used net cash in operating activities of $9,025,488 and $5,866,732, respectively. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing or refinancing as may be required, and ultimately to attain profitability.

The Company has taken measures to reduce operating losses and improve cash flow by closing certain clinics (see Note 10), and has located additional sources of debt and potential equity financing in order to achieve positive earnings and cash flow (see Note 13).

12.  Contingencies

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

13.  Subsequent Events

In March 1998, the Company entered into a financing arrangement with Kardatzke Management, Inc. ("KMI"), as evidenced in part by a Note Purchase Agreement ("Note Purchase Agreement") and Convertible Note ("Note"). Pursuant to the terms of the Note Purchase Agreement, KMI has loaned the Company $1,600,000 at an interest rate of 8.5%. All payments of principal and interest under the Note are deferred until September 1, 1998. The Note may be converted at the option of KMI into common stock of the Company at the lower of $2.15 per share or the average market price for the 15 days prior to conversion, at any time prior to maturity. If not converted or extended prior to September 1, 1998, the Note shifts to an 18 month, fully amortizing term loan and is no longer convertible.

In addition, KMI has agreed to provide management consulting services to the Company, which end at the Company's option if the Note is converted or shifts to a term loan. KMI will receive an option to purchase 300,000 shares of common stock exercisable at $2.70 per share if certain performance criteria are met prior to April 15, 1999.

As a part of the financing transaction, KMI also has four options to purchase shares of common stock at increasing share prices and with staggered exercise dates, which, when combined with the conversion of the Note, aggregate 2,300,000 shares. The exercise of each option is dependent on the exercise of the earlier options and the exercise of the first option is dependent on the conversion of the Note.

Also, upon the conversion of the Note and the investment of an additional $1,000,000 through the exercise of the initial option to purchase common stock, a principal of KMI will join the Company in the capacity of Chief Executive Officer and Chairman of the Board of Directors. In the event that this principal assumes these positions, he will have a three year employment contract with the Company and will receive options to purchase an aggregate of 600,000 shares of common stock at a purchase price of $2.15 per share, vesting over four years.

The Company has $1,400,000 in convertible subordinated promissory notes outstanding from two major institutional investors that are due May 1, 1998 (see
Note 4). These investors have agreed to convert these notes at the same per share price as the conversion of the KMI loan in the event that KMI converts its loan and exercises its first option to invest an additional $1,000,000 in shares of common stock.

                                                                      EX-4(h)(i)
                              Note and Warrant Agt


                       INTEGRATED MEDICAL RESOURCES, INC.
                           NOTE AND WARRANT AGREEMENT

      This Agreement is made effective as of December 11, 1997, among Integrated Medical Resources, Inc., a Kansas corporation (the "Company"), with its principal office at 11320 West 79th Street, Lenexa, Kansas 66214 and the Investors set forth on the signature pages hereto (collectively, the "Investors").

      1.   Sale and Issuance of the Notes and the Warrants.

         1.1 The Investors severally agree, on the terms of and subject to the conditions specified in this Agreement, to lend to the Company the sum set forth on the signature page of this Agreement. Each Investor's loan shall be evidenced by a convertible subordinated promissory note (the "Note") dated as of the Closing Date in the form attached hereto as Exhibit A. These Notes, together with the other notes issued pursuant to this Agreement, are collectively referred to as the "Notes." The securities into which the Notes are convertible are referred to as the "Conversion Stock."

         1.2 At the Closing, the Company shall issue to each Investor a Stock Purchase Warrant (the "Warrant") dated as of the Closing Date in the form attached hereto as Exhibit B to purchase a number of the class and/or series of shares of the Company's capital stock issued in the Next Financing (as defined in the Note). The capital stock expected to be issued in the Next Financing is Common Stock of the Company. These Warrants, together with the other stock purchase warrants issued pursuant to this Agreement, are collectively referred to as the "Warrants." The securities for which the Warrants are exercisable are referred to as the "Exercise Stock." The Notes and the Conversion Stock, and the Warrants and the Exercise Stock, are collectively referred to as the "Securities."

         1.3 The above-referenced loans will be secured by a pledge of 400,000 shares of Common Stock of the Company held by Troy Burns pursuant to a Security Agreement, in the form attached hereto as Exhibit C (the "Security Agreement").

         1.4 The closing of these transactions (the "Closing") will be held at the offices of Wilson, Sonsini, Goodrich & Rosati, 650 Page Mill Road, Palo Alto, California at 10:00 a.m. on the date hereof, or at such other time and place as the parties shall mutually agree (the "Closing Date").

         1.5 Delivery. At the Closing, the Company shall deliver to each Investor a Note in the principal amount set forth on the signature page hereof and a Warrant to purchase shares of the Company's capital stock. At the Closing, each Investor shall deliver the amount of such Investor's loan as set forth on the signature page hereof. At the Closing, the Company and the Investors will deliver executed copies of the Securit Agreement.

         1.6 Subsequent Loans. At any time prior to the completion of the Next Financing (as defined in the Note), the Company may request that each Investor loan to the Company additional funds equal to up to the difference between each Investor's loan commitment set forth on the signature pages hereto less the amount of each Investor's initial loan. Each such request shall be made in writing and shall request that the Investors loan the Company an amount of at least $400,000.00. Any such additional loans shall be made by each Investor on a pro rata basis based on the amount of each Investor's initial loan.

     2.   The Company's Representations and Warranties

          The Company hereby represents and warrants to the Investors as follows, except as set forth on the Disclosure Schedule attached hereto:

          2.1 Organization and Standing. The Company is a corporation duly organized and validly existing under, and by virtue of, the laws of Kansas and is in good standing under such laws. The Company has the requisite corporate power to own and operate its properties and assets, and to carry on its business as presently conducted. The Company is qualified to do business as a foreign corporation in each jurisdiction in which the failure to be so qualified would have a materially adverse impact on the business or financial condition of the Company taken as a whole.

          2.2 Corporate Power. The Company will have at the Closing Date all requisite legal and corporate power to execute and deliver this Agreement, to sell and issue the Notes and the Warrants hereunder, to issue the Warrant Shares upon exercise of the Warrants, to issue the Conversion Stock issuable upon conversion of the Notes and the Warrant Shares and to carry out and perform its obligations under the terms of this Agreement.

          2.3  Subsidiaries.  The Company  has no  subsidiaries  or   affiliated
companies and does not otherwise own or control, directly or indirectly, any other corporation, association or business entity.

          2.4 Authorization. All corporate action on the part of the Company, its directors and shareholders necessary for the sale and issuance of the Notes and Warrants and the performance of the Company's obligations under this Agreement, the Notes and the Warrants will be taken prior to the Closing. This Agreement, each Investor's Note and each Investor's Warrant are valid, binding and enforceable obligations of the Company, subject to applicable bankruptcy, insolvency, reorganization or similar laws relating to or affecting the enforcement of creditor's rights and to the availability of the remedy of specific performance. The execution and delivery of the Agreements, the Notes and the Warrants and the performance by the Company of their respective terms do not violate, conflict with or result in a material breach of (i) the Company's Articles of Incorporation, as amended through the Closing Date; (ii) the Company's Bylaws; (iii) any judgment, order or decree of any court or arbitrator to which the Company is a party; or (iv) any contract, undertaking, indenture or other agreement or instrument by which the

Company is now bound or to which it is now a party. The Company is not a party or subject to the provisions of any order, writ, injunction, judgment or decree of any court or arbitrator or government agency or instrumentality. Except for notices required or permitted to be filed with certain state and federal securities commissions, which notices the Company agrees to file on a timely basis, the execution, delivery and performance by the Company of this Agreement, the Notes and the Warrants in compliance with their respective provisions do not require any governmental consent or approval.

          2.5 Governmental Consents. No consent, approval, order or authorization of, or registration, qualification, designation, declaration or filing with, any federal, state, local or provincial governmental authority on the part of the Company is required in connection with the consummation of the transactions contemplated by this Agreement, except for the filing pursuant to
Section 25102(f) of the California Corporate Securities Law of 1968, as amended, and the rules thereunder, which filing will be effected within 15 days of the sale of the Notes and Warrants hereunder.

          2.6 Litigation. There is no action, suit, proceeding or investigation pending or currently threatened against the Company which questions the validity of this Agreement or the right of the Company to enter into it, or to consummate the transactions contemplated hereby, or which might result, either individually or in the aggregate, in any material adverse changes in the assets, condition, affairs or prospects of the Company, financially or otherwise, or any change in the current equity ownership of the Company, nor is the Company aware that there is any basis for the foregoing. The Company is not a party or subject to the provisions of any order, writ, injunction, judgment or decree of any court or arbitrator or government agency or instrumentality. There is no action, suit, proceeding or investigation by the Company currently pending or which the Company intends to initiate.

     3. Representations, Warranties of the Investors. Each Investor, for that Investor alone, represents and warrants to the Company upon the acquisition of the Note and the Warrant and upon conversion of the Note and upon exercise of the Warrant as follows:

          3.1 Binding Obligation. Each of this Agreement, the Note and the Warrant issued to the Investor is a valid, binding and enforceable obligation of the Investor, subject to applicable bankruptcy, insolvency, reorganization or similar laws relating to or affecting the enforcement of creditor's rights and to the availability of the remedy of specific performance.

          3.2 Investment Experience. The Investor is either an accredited investor within the meaning of Regulation D prescribed by the Securities and Exchange Commission pursuant to the Securities Act of 1933, as amended (the "Act"), or (by virtue of the Investor's experience in evaluating and investing in private placement transactions of securities in companies similar to the Company) the Investor is capable of evaluating the merits and risks of the Investor's investment in the Company and has the capacity to protect the Investor's own interests.

          3.3 Investment Interest. The Investor is acquiring the Securities for investment for the Investor's own account and not with a view to, or for resale in connection with, any distribution thereof. The Investor understands that the Securities have not been registered under the Act by reason of a specific exemption from the registration provisions of the Act that depends upon, among other things, the bona fide nature of the investment intent as expressed herein.

          3.4 Rule 144. The Investor acknowledges that the Securities must be held indefinitely unless subsequently registered under the Act, or unless an exemption from such registration is available. The Investor is aware of the provisions of Rules 144 and 144A promulgated under the Act that permit limited resale of securities purchased in a private placement subject to the satisfaction of certain conditions.

          3.5 Discussions with Management. The Investor has had an opportunity to discuss the Company's business, management, and financial affairs with the Company's management and to review the Company's facilities.

           3.6 Transfer Among Affiliates. Without in any way limiting the representations set forth in this Section 3, an Investor may transfer all or any portion of the Securities to its partners or affiliated funds if the Company and its counsel are satisfied that the transfer is exempt from the registration requirements of federal and applicable state securities laws.

     4. Conditions to Closing

          4.1 Conditions to Obligations of the Investors. Each Investor's obligations at the Closing are subject to the fulfillment, on or prior to the Closing Date, of all of the following conditions, any of which may be waived in whole or in part by the Investor:

                (a) The  representations  and warranties  made by the Company in
Section 2 shall be true and correct when made, and shall be true and correct on the Closing Date with the same force and effect as if they had been made on and as of the same date.

                (b) Except for the notices required or permitted to be filed after the Closing Date with certain federal and state securities commissions, the Company shall have obtained all governmental approvals required in connection with the lawful sale and issuance of the Securities.

                (c) At the Closing, the sale and issuance by the Company, and the purchase by the Investor, of the Securities shall be legally permitted by all laws and regulations to which the Investor or the Company is subject.

                (d) The Security Agreement in the form attached hereto as Exhibit C shall have been executed by the parties thereto.

                (e) All corporate and other proceedings in connection with the transactions contemplated at the Closing and all documents and instruments incident to such transaction shall be reasonably satisfactory in substance and form to the Investor.

          4.2 Conditions to Obligations of the Company. The Company's obligation to issue and sell the Securities at the Closing is subject to the fulfillment, to the Company's satisfaction on or prior to the Closing Date, of the following conditions, any of which may be waived in whole or in part by the Company:

                (a) Except for the notices required or permitted to be filed after the Closing Date with certain federal and state securities commissions, the Company shall have obtained all governmental approvals required in connection with the lawful sale and issuance of the Securities.

                (b) At the Closing, the sale and issuance by the Company, and the purchase by the Investor, of the Securities shall be legally permitted by all laws and regulations to which the Investor or the Company is subject.

     5. Registration Rights

          5.1 Grant of Rights. The Company hereby grants to the Investor, with respect to the "Registrable Securities" (as defined below) the Registration Rights set forth in the Company's Investors Rights Agreement entered into in connection with the Company's December 1995 financing (as the same may be have been amended to date). Each Investor hereby agrees to be bound by and subject to the Investors Rights Agreement. For purposes hereof, Registrable Securities shall mean the Common Stock issued or issuable upon (i) conversion of the Notes and (ii) exercise of the Warrants.

          5.2 Acceptance by Investors. Each Investor accepts the grant of registration rights in the Restated Investors Rights Agreement and hereby agrees to be bound by and subject to the aforementioned sections of the Restated Investors Rights Agreement.

     6. Miscellaneous

          6.1 Waivers and Amendments. With the written consent of the record holders of more than 50% of the principal amount of Notes then outstanding, the obligations of the Company and the rights of the holders of the Securities under this Agreement may be waived (either generally or in a particular instance, either retroactively or prospectively and either for a specified period of time or indefinitely), and with the same consent the Company, when authorized by resolution of its Board of Directors, may enter into a supplementary agreement for the purpose of adding any provisions to or changing in any manner or eliminating any of the provisions of this

Agreement; provided, however, that no such waiver or supplemental agreement shall reduce the aforesaid percentage of the principal amount of Notes the holders of which are required to consent to any waiver or supplemental agreement. Upon the effectuation of each such waiver, consent, agreement, amendment or modification the Company shall promptly give written notice thereof to the record holders of the Securities who have not previously consented thereto in writing. Neither this Agreement nor any provisions hereof may be changed, waived, discharged or terminated orally, but only by a signed statement in writing.

          6.2 Governing Law. This Agreement shall be governed in all respects by the laws of the State of California as such laws are applied to agreements between California residents entered into and to be performed entirely within California.

          6.3 Survival. The representations, warranties, covenants and agreements made herein shall survive any investigation made by any Investor and the Closing of the transactions contemplated hereby. All statements as to factual matters contained in any certificate or other instrument delivered by or on behalf of the Company pursuant hereto or in connection with the transactions contemplated hereby shall be deemed to be representations and warranties by the Company hereunder as of the date of such certificate or instrument.

          6.4 Successors and Assigns. Except as otherwise expressly provided herein, the provisions hereof shall inure to the benefit of, and be binding upon, the successors, assigns, heirs, executors and administrators of the parties hereto.

          6.5 Entire Agreement. This Agreement (including the exhibits attached hereto) and the other documents delivered pursuant hereto constitute the full and entire understanding and agreement between the parties with regard to the subjects hereof and thereof.

          6.6 Notices, etc. All notices and other communications required or permitted hereunder shall be effective upon receipt and shall be in writing and may be delivered in person, by telecopy, electronic mail, overnight delivery service or U.S. mail, in which event it may be mailed by first-class, certified or registered, postage prepaid, addressed (a) if to an Investor, at such Investor's address set forth on the signature page of this Agreement, or at such other address as such Investor shall have furnished the Company in writing, or, until any such holder so furnishes an address to the Company, then to and at the address of the last holder of such Securities who has so furnished an address to the Company, or (b) if to the Company, at its address set forth at the beginning of this Agreement, or at such other address as the Company shall have furnished to the Investor and each such other holder in writing.

          6.7 Separability of Agreements; Severability of this Agreement . The Company's agreement with each Investor is a separate agreement and the sale of the Securities to each Investor is a separate sale. If any provision of this Agreement shall be judicially determined to be invalid, illegal or unenforceable, the validity, legality and enforceability of the remaining provisions shall not in any way be affected or impaired thereby.

          6.8 Payment of Fees and Expenses. The Company and the Investor shall each bear their own expenses incurred with respect to this transaction; provided, however, that the Company will pay the fees and expenses of Wilson Sonsini Goodrich & Rosati, Professional Corporation, special counsel to the Investors, in an amount not to exceed $7,500.

          6.9 Counterparts. This Agreement may be executed in any number of counterparts, each of which shall be an original, but all of which together shall be deemed to constitute one instrument.

      IN WITNESS WHEREOF, the parties have caused this Note and Warrant Agreement to be duly executed and delivered as of the day and year first written above.


THE COMPANY:                        INTEGRATED MEDICAL RESOURCES, INC.


                                    By:   /s/ Troy A. Burns, M.D.
                                          ---------------------------------

                                    Title:   Chief Executive Officer

THE INVESTORS:


INSTITUTIONAL VENTURE PARTNERS VI LIMITED PARTNERSHIP

      By Institutional Venture Management VI, its
      General Partner

By: /s/ Samuel D. Colella
    ---------------------
      Samuel D. Colella,
      General Partner

      Amount of Initial Loan:      $537,142.00
      Amount of Loan Commitment:   $752,000.00


IVP FOUNDERS FUND I

      By Institutional Venture Management VI, its
      General Partner

By: /s/ Samuel D. Colella
    ---------------------
      Samuel D. Colella,
      General Partner

      Amount of Initial Loan:      $  22,857.00
      Amount of Loan Commitment:   $  32,000.00


INSTITUTIONAL VENTURE MANAGEMENT VI

By: /s/ Samuel D. Colella
    ---------------------
      Samuel D. Colella,
      General Partner

      Amount of Initial Loan:      $  11,429.00
      Amount of Loan Commitment:   $  16,000.00

3000 Sand Hill Road, Bldg. 2, Suite 290
Menlo Park, California 94025

FRAZIER HEALTHCARE II L.P.

      By FHM II LLC, its
      General Partner

      By Frazier Management LLC,
      its Managing Member

By: /s/ Alan D. Frazier
    -------------------
      Alan D. Frazier, Member


      Amount of Initial Loan:      $428,572.00
      Amount of Loan Commitment:   $600,000.00

Two Union Square, Suite 2110
Seattle, WA 98101

                                                                Exhibit 4(h)(ii)

                          Amendment to Note Agreement


                       INTEGRATED MEDICAL RESOURCES, INC.
                            NOTE AMENDMENT AGREEMENT

      This Agreement is made effective as of March 5, 1998, among Integrated Medical Resources, Inc., a Kansas corporation (the "Company"), with its principal office at 11320 West 79th Street, Lenexa, Kansas 66214, the Investors (the "Investors") in the Note and Warrant Agreement dated December 11, 1997 (the "Note Agreement") and Kardatzke Management, Inc. (the "New Investor").

      WHEREAS, the New Investor will be making certain loans to the Company pursuant to a Note Purchase Agreement (the "KMI Loan Agreement") and related Promissory Note (the "KMI Note") of even date herewith and, in consideration of the New Investor's provision of such loans, the Investors have agreed to make certain modifications to the terms of their existing loans.

      1.   Amendments and Modifications to Terms of Existing Notes.

          1.1 Modification of Note Terms. Each Investor severally agrees to modify its note (individually a "Note" and collectively the "Notes") issued pursuant to the Note Agreement as follows:

                (a) In the event that the KMI Note has not been converted into Common Stock on or prior to May 31, 1998, each Investor will severally enter into a new loan transaction with the Company which will have the effect of replacing such Investor's existing loan with such new loan. Such new loan shall be on such terms as are mutually acceptable to the Investors, the Company and KMI. Such new loan shall have a maturity date that is on or prior to November 30, 1998.

                (b) The term "Next Financing" as used in the Notes, the Note Agreement and the warrants issued pursuant to the Note Agreement shall mean the Company's first equity financing after the date of the Note Agreement resulting in gross proceeds to the Company of at least $2,000,000 excluding securities issued upon conversion of the Notes issued pursuant to the Note Agreement). The conversion price for conversion of the Notes upon the completion of the Next Financing shall be the lower of (i) $2.15 per share, (ii) the market price per share of the Company's Common Stock as of the closing of the Next Financing or
(iii) the price per share at which securities are actually issued in the Next Financing. In no event shall the Investors be required to purchase any securities, either by conversion of the Notes or otherwise, in the Next Financing or in any other approximately contemporaneous financing of the Company on terms less favorable than those extended to other participants in any such financing.

          1.2 Conditions to Modification of Note Terms. The foregoing modifications to the terms of the Notes shall become effective upon the closing of the transactions contemplated by the KMI Loan Agreement, including the receipt by the Company of the proceeds of the loan evidenced by the KMI Note.

      2. Additional Loan Commitment

           2.1 Subsequent Loans. Each Investor severally agrees that, if requested by the Company and KMI, such Investor will loan the Company the amount set forth opposite such Investor's name on the signature pages hereto (the "Additional Loan Amount") on the following terms and conditions: (i) One-half of each Investor's Additional Loan Amount may be called by the Company and KMI if the Company's cash flow for the month of March 1998 is below the March 1998 worst case cash flow projection set forth on Exhibit B hereto and (ii) one-half of each Investor's Additional Loan Amount may be called by the Company and KMI if the Company's cash flow for the month of April 1998 is below the April 1998 worst case cash flow projection set forth on Exhibit B hereto. In the event that any such additional loans are made by the Investors, such loans shall be on the same terms and conditions, including security and collateralization, as the loans made by KMI pursuant to the KMI Loan Agreement. In addition, in the event that the Company obtains debt financing from any person or entity other than its existing senior secured financial institution lenders at any time that any Additional Loans are outstanding, the Additional Loans shall be on terms no less favorable to the Investors than the terms provided to the lenders in such other debt financing transactions.

     3. Relative Priorities of Loans.

          3.1 KMI Loans and Existing Investor Loans. KMI and the Investors hereby agree that, as between them as creditors of the Company, any unsecured portion of the loans made by KMI pursuant to the KMI Loan Agreement shall be pari passu with the loans made by the Investors pursuant to the Note Agreement. For purposes hereof, unsecured amounts shall consist of any portion of the KMI Loan remaining unsatisfied after KMI has exhausted its remedies with respect to the collateral securing the KMI loans. KMI and the Investors further agree that, in the event the Investors make any Additional Loans, as set forth in Section 2.1, such Additional Loans shall be pari passu with the KMI Loans in all respects.

     4. Miscellaneous.

          4.1 Governing Law. This Agreement shall be governed in all respects by the laws of the State of California as such laws are applied to agreements between California residents entered into and to be performed entirely within California.

          4.2 Amendment. This Agreement may be amended only pursuant to a written instrument executed by all parties hereto.

          4.3 Successors and Assigns. Except as otherwise expressly provided herein, the provisions hereof shall inure to the benefit of, and be binding upon, the successors, assigns, heirs, executors and administrators of the parties hereto.

          4.4 Entire Agreement. This Agreement and the other documents delivered pursuant hereto constitute the full and entire understanding and agreement between the parties with regard to the subjects hereof and thereof.

          4.5 Notices, etc. All notices and other communications required or permitted hereunder shall be effective upon receipt and shall be in writing and may be delivered in person, by telecopy, electronic mail, overnight delivery service or U.S. mail, in which event it may be mailed by first-class, certified or registered, postage prepaid, addressed (a) if to an Investor, at such Investor's address set forth on the signature page of this Agreement, or at such other address as such Investor shall have furnished the Company in writing, or, until any such holder so furnishes an address to the Company, then to and at the address of the last holder of such Securities who has so furnished an address to the Company, (b) if to the Company, at its address set forth at the beginning of this Agreement, or at such other address as the Company shall have furnished to the Investor and each such other holder in writing or (c) if to KMI, at such address as KMI shall have furnished the Investors and the Company in writing.

          4.6 Separability of Agreements; Severability of this Agreement . The Company's agreement with each Investor is a separate agreement. If any provision of this Agreement shall be judicially determined to be invalid, illegal or unenforceable, the validity, legality and enforceability of the remaining provisions shall not in any way be affected or impaired thereby.

          4.7 Payment of Fees and Expenses. The Company and the Investors shall each bear their own expenses incurred with respect to this transaction; provided, however, that the Company will pay the fees and expenses of Wilson Sonsini Goodrich & Rosati, Professional Corporation, special counsel to the Investors, in an amount not to exceed $5,000.

          4.8 Counterparts. This Agreement may be executed in any number of counterparts, each of which shall be an original, but all of which together shall be deemed to constitute one instrument.

      IN WITNESS WHEREOF, the parties have caused this Note Amendment Agreement to be duly executed and delivered as of the day and year first written above.


THE COMPANY:                        INTEGRATED MEDICAL RESOURCES, INC.


                                    By:   /s/ Troy A. Burns, M.D.
                                          ---------------------------------

                                    Title:  Chief Executive Officer

THE INVESTORS:


INSTITUTIONAL VENTURE PARTNERS VI LIMITED PARTNERSHIP

      By Institutional Venture Management VI, its
      General Partner

By: /s/ Samuel D. Colella
    ---------------------
      Samuel D. Colella,
      General Partner

      Amount of  Additional Loan Commitment:  $322,286.00


IVP FOUNDERS FUND I

      By Institutional Venture Management VI, its
      General Partner

By: /s/ Samuel D. Colella
    ---------------------
      Samuel D. Colella,
      General Partner

      Amount of Additional Loan Commitment:   $  13,714.00

INSTITUTIONAL VENTURE MANAGEMENT VI

By: /s/ Samuel D. Colella
    ---------------------
      Samuel D. Colella,
      General Partner


      Amount of Loan Commitment:              $   6,857.00

3000 Sand Hill Road, Bldg. 2, Suite 290
Menlo Park, California 94025

FRAZIER HEALTHCARE II L.P.

      By FHM II LLC, its
      General Partner

      By Frazier Management LLC,
      its Managing Member

By: /s/ Alan D. Frazier
    -------------------
      Alan D. Frazier, Member


      Amount of Additional Loan Commitment:  $257,143.00

Two Union Square, Suite 2110
Seattle, WA 98101


KARDATZKE MANAGEMENT, INC.

By: /s/ Stanley Kardatzke, M.D.
    ---------------------------

Title: Chairman and Chief Executive Officer


EXHIBIT A

IMR Cash Flow/Cash Needs Forecast
2-12-98

000's omitted       Dec-actual     Jan-actual       Feb       Mar       April       May       June      Steady State

Net Revenue              $1,777        $1,839     $1,749    $1,982      $2,042    $1,981     $2,190           $2,200

Receipts:
     worst case                                   $1,450    $1,550      $1,850    $2,100     $2,000           $1,900
           high          $1,604        $1,441     $1,700    $2,100      $2,600    $2,900     $2,600           $2,200
  Cash Infusion          $1,400                   $1,000

Disbursements            $1,920        $1,686     $1,850    $1,800      $1,850    $1,900     $1,900           $1,900

Payables Clean Up          $670                     $600      $150        $313      $500       $100

Cash Flow:
     worst case                                       $0     -$400       -$313     -$300         $0               $0
           high            $414          $245       $250      $150        $437      $500       $600             $300

Cash Balance:
     worst case                                     $413       $13       -$300     -$600      -$600            -$600
           high            $658          $413       $663      $813      $1,250    $1,750     $2,350           $2,650

                                                               Exhibit 4(h)(iii)


                           Form of Subordinated Note


THE SECURITIES REPRESENTED BY THIS INSTRUMENT HAVE NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED, OR QUALIFIED UNDER APPLICABLE STATE SECURITIES LAWS AND HAVE BEEN TAKEN FOR INVESTMENT PURPOSES ONLY AND NOT WITH A VIEW TO OR FOR SALE IN CONNECTION WITH ANY DISTRIBUTION THEREOF. THE SECURITIES MAY NOT BE SOLD OR OTHERWISE TRANSFERRED IN THE ABSENCE OF SUCH REGISTRATION AND QUALIFICATION WITHOUT, EXCEPT UNDER CERTAIN SPECIFIC LIMITED CIRCUMSTANCES, AN OPINION OF COUNSEL FOR THE HOLDER, CONCURRED IN BY COUNSEL FOR THE COMPANY THAT SUCH REGISTRATION AND QUALIFICATION ARE NOT REQUIRED.


                       INTEGRATED MEDICAL RESOURCES, INC.

           CONVERTIBLE SUBORDINATED PROMISSORY NOTE

                                               Lenexa, Kansas
$____________                               December 11, 1997


      1.   Principal and Interest.

           INTEGRATED  MEDICAL  RESOURCES,   INC.  (the  "Company"),   a  Kansas
corporation, for value received, hereby promises to pay to the order of ____________________ or holder ("Payee") in lawful money of the United States at the address of Payee set forth below, the principal amount of ________________ Dollars ($__________), or if less, the amount actually lent by Payee to the Company pursuant to that certain Note and Warrant Agreement of even date herewith (the "Agreement"), together with simple interest at a rate equal to the sum of the prime rate as quoted by the Bank of America NT & SA, calculated as of the date hereof, plus one percent (1.0%), per annum.

           The loans made by the Payee to the Company shall be as specified on the schedule of advances following the signature page hereto. Upon the making of a loan by the Payee, such loan shall be reflected on such schedule.

           The principal of and accrued interest on this Note is due and payable on May 31, 1998. This Note may be prepaid without penalty, in whole or in part, at any time.

           Upon payment in full of all principal and interest payable hereunder, this Note shall be surrendered to Company for cancellation.

      2.   Subordination.

           (a) "Senior Indebtedness" means the principal of and premium, if any, and interest on indebtedness of the Company for money borrowed from commercial banks, equipment lessors or other financial institutions under a secured or unsecured line of credit, term loan or equipment lease.

           (b) The Company agrees and the holder of each Note, by acceptance thereof, agrees, expressly for the benefit of the present and future holders of Senior Indebtedness, that, except as otherwise provided herein, upon (i) an event of default under any Senior Indebtedness, or (ii) any dissolution, winding up, or liquidation of the Company, whether or not in bankruptcy, insolvency or receivership proceedings, the Company shall not pay, and the holder of such Note shall not be entitled to receive, any amount in respect of the principal and interest of such Note unless and until the Senior Indebtedness shall have been paid or otherwise discharged. Upon (1) an event of default under any Senior Indebtedness, or (2) any dissolution, winding up or liquidation of the Company, any payment or distribution of assets of the Company, which the holder of this Note would be entitled to receive but for the provisions hereof, shall be paid by the liquidating trustee or agent or other person making such payment or distribution directly to the holders of Senior Indebtedness ratably according to the aggregate amounts remaining unpaid on Senior Indebtedness after giving effect to any concurrent payment or distribution to the holders of Senior Indebtedness. Subject to the payment in full of the Senior Indebtedness and until this Note is paid in full, the holder of this Note shall be subrogated to the rights of the holders of the Senior Indebtedness (to the extent of payments or distributions previously made to the holders of Senior Indebtedness pursuant to this paragraph 2(b)) to receive payments or distributions of assets of the Company applicable to the Senior Indebtedness.

           (c) This Section 2 is not intended to impair, as between the Company, its creditors (other than the holders of Senior Indebtedness) and the holder of this Note, the unconditional and absolute obligation of the Company to pay the principal of and interest on the Note or affect the relative rights of the holder of this Note and the other creditors of the Company, other than the holders of Senior Indebtedness. Nothing in this Note shall prevent the holder of this Note from exercising all remedies otherwise permitted by applicable law upon default under the Note, subject to the rights, if any, of the holders of Senior Indebtedness in respect to cash, property or securities of the Company received upon the exercise of any such remedy.

      3.   Conversion.

           (a) The outstanding principal balance of this Note shall be automatically converted upon the closing of the Company's next equity financing (the "Next Financing") involving the receipt by the Company of, in the aggregate, more than $3,000,000 (excluding amounts received on conversion of the Notes), into the securities issued in the next equity financing (the "Securities") at the purchase price paid for the

Securities by the investors in the Next Financing.

           (b) Upon automatic conversion of this Note, the outstanding principal shall be converted automatically without any further action by the holder and whether or not the Note is surrendered to the Company or its transfer agent. The Company shall not be obligated to issue certificates evidencing the shares of the securities issuable upon such automatic conversion unless such Notes are either delivered to the Company or its transfer agent, or the holder notifies the Company or its transfer agent that such Note has been lost, stolen or destroyed and executes an agreement satisfactory to the Company to indemnify the Company from any loss incurred by it in connection with such Note. The Company shall, as soon as practicable after such delivery, or such agreement and indemnification, issue and deliver at such office to such holder of such Note, a certificate or certificates for the securities to which the holder shall be entitled and a check payable to the holder in the amount of any accrued and unpaid interest on such Note and any cash amounts payable as the result of a conversion into fractional shares of the Securities. Such conversion shall be deemed to have been made immediately prior to the close of business on the date of closing of the transaction causing automatic conversion. The person or persons entitled to receive securities issuable upon such conversion shall be treated for all purposes as the record holder or holders of such securities on such date.

      4. Security. This Note is secured by a pledge by Troy Burns of shares of the Company's Common Stock pursuant to a Security Agreement of even date herewith. Upon the failure of the Company to pay this Note when due, the Payee may, in its sole discretion, proceed against the Company or against such collateral, or against both the Company and such collateral.

      5. Attorneys' Fees. If the indebtedness represented by this Note or any part thereof is collected in bankruptcy, receivership or other judicial proceedings or if this Note is placed in the hands of attorneys for collection after default, the Company agrees to pay, in addition to the principal and interest payable hereunder, reasonable attorneys' fees and costs incurred by Payee.

      6. Notices. Any notice, other communication or payment required or permitted hereunder shall be in writing and shall be deemed to have been given upon delivery if personally delivered or upon deposit if deposited in the United States mail for mailing by certified mail, postage prepaid, and addressed as follows:

      If to Payee:            At the address set forth on the signature page  of
                          the Agreement

      If to Company:           At   the  address  of  the  Company's   principal
                          executive office set forth on page 1 of the Agreement.

Each of the above addressees may change its address for purposes of this paragraph by giving to the other addressee notice of such new address in conformance with this paragraph.

      7. Acceleration. This Note shall become immediately due and payable if (i) the Company commences any proceeding in bankruptcy or for dissolution, liquidation, winding-up, composition or other relief under state or federal bankruptcy laws; or (ii) such proceedings are commenced against the Company, or a receiver or trustee is appointed for the Company or a substantial part of its property, and such proceeding or appointment is not dismissed or discharged within 60 days after its commencement.

      8. Waivers. Company hereby waives presentment, demand for performance, notice of non-performance, protest, notice of protest and notice of dishonor. No delay on the part of Payee in exercising any right hereunder shall operate as a waiver of such right or any other right. This Note is being delivered in and shall be construed in accordance with the laws of the State of California, without regard to the conflicts of laws provisions thereof.

                                    INTEGRATED MEDICAL RESOURCES, INC.


                                    By: ____________________________________

                                    Title:   _______________________________



Schedule of Advances:

December 11, 1997 (initial advance)               $_____________________


____________, 199_                                $_____________________


____________, 199_                                $_____________________

                                                                Exhibit 4(h)(iv)
                             Form of Stock Purchase


THE SECURITIES REPRESENTED BY THIS INSTRUMENT HAVE NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED, OR QUALIFIED UNDER APPLICABLE STATE SECURITIES LAWS AND HAVE BEEN TAKEN FOR INVESTMENT PURPOSES ONLY AND NOT WITH A VIEW TO OR FOR SALE IN CONNECTION WITH ANY DISTRIBUTION THEREOF. THE SECURITIES MAY NOT BE SOLD OR OTHERWISE TRANSFERRED IN THE ABSENCE OF SUCH REGISTRATION AND QUALIFICATION WITHOUT, EXCEPT UNDER CERTAIN SPECIFIC LIMITED CIRCUMSTANCES, AN OPINION OF COUNSEL FOR THE HOLDER, CONCURRED IN BY COUNSEL FOR THE COMPANY THAT SUCH REGISTRATION AND QUALIFICATION ARE NOT REQUIRED.

                             STOCK PURCHASE WARRANT
                      To Purchase Shares of Common Stock of
                       INTEGRATED MEDICAL RESOURCES, INC.

      THIS CERTIFIES that, for value received, ________________________ (the "Investor"), is entitled, upon the terms and subject to the conditions hereinafter set forth, at any time on or prior to the close of business on the date five (5) years after the date hereof, but not thereafter, to subscribe for and purchase, from INTEGRATED MEDICAL RESOURCES, INC., a Kansas corporation (the "Company"), a number of shares of Common Stock determined as set forth below. The number of shares of Common Stock issuable upon exercise of this Warrant shall equal:

      [(A* .20)/B] +[(C *.20)/B], where

      A equals the amount of the Investor's loan commitment to the Company set forth on the signature pages of that certain Note and Warrant Agreement (the "Agreement") of even date herewith;

      B equals the lesser of (i) the per share purchase price of one share of Common Stock in the Next Financing (as defined below) and (ii) the last reported sale price per share of the Company's Common Stock (as reported by Nasdaq) on the trading day immediately preceding the date of this Warrant; and

      C equals the amount actually lent by the Investor to the Company pursuant to the Agreement.

      For purposes hereof, (i) the "Next Financing" shall mean the Company's first equity financing after the date hereof resulting in gross proceeds to the Company of at least $____________ excluding securities issued upon conversion of the Notes issued pursuant to the Agreement) and (ii) Common Stock shall be deemed to refer to the class and/or series of equity securities of the Company issued in the Next Financing.

      The purchase price for one share of Company Common Stock under this Warrant shall equal the lesser of lesser of (i) the per share purchase price of one share of Common Stock in the Next Financing and (ii) the last reported sale price per share of the Company's Common Stock (as reported by Nasdaq) on the trading day immediately preceding the date of this Warrant.

      The purchase price and the number of shares for which the Warrant is exercisable shall be subject to adjustment as provided herein. The class and series of shares of capital stock of the Company issuable upon exercise of this Warrant is also subject to adjustment pursuant to Section 9 hereof.

      1. Title of Warrant. Prior to the expiration hereof and subject to compliance with applicable laws, this Warrant and all rights hereunder are transferable, in whole or in part, at the office or agency of the Company, referred to in Section 2 hereof, by the holder hereof in person or by duly authorized attorney, upon surrender of this Warrant together with the Assignment Form annexed hereto properly endorsed.

      2.   Exercise of Warrant.

           (a) The purchase rights represented by this Warrant are exercisable by the registered holder hereof, in whole or in part, at any time before the close of business on the date five (5) years after the date hereof, by the surrender of this Warrant and the Subscription Form annexed hereto duly executed at the office of the Company, in Lenexa, Kansas (or such other office or agency of the Company as it may designate by notice in writing to the registered holder hereof at the address of such holder appearing on the books of the Company), and upon payment of the purchase price of the shares thereby purchased (by cash or by check or bank draft payable to the order of the Company or by cancellation of indebtedness of the Company to the holder hereof, if any, at the time of exercise in an amount equal to the purchase price of the shares thereby purchased); whereupon the holder of this Warrant shall be entitled to receive a certificate for the number of shares of Common Preferred Stock so purchased. The Company agrees that if at the time of the surrender of this Warrant and purchase the holder hereof shall be entitled to exercise this Warrant, the shares so purchased shall be and be deemed to be issued to such holder as the record owner of such shares as of the close of business on the date on which this Warrant shall have been exercised as aforesaid.

           (b) In lieu of the cash payment set forth in paragraph 2(a) above, the Holder shall have the right ("Conversion Right") to convert this Warrant in its entirety (without payment of any kind) into that number of shares of Common Stock equal to the quotient obtained by dividing the Net Value (as defined below) of the shares issuable upon exercise of this Warrant by the Fair Market Value (as defined below) of one share of Common Stock. As used herein, (A) the Net Value of the Shares means the aggregate Fair Market Value of the shares of Common Stock subject to this Warrant minus the aggregate purchase price; and (B) the Fair Market Value of one share of Common Stock means:

                (i) if the exercise occurs at a time during which the Company's Common Stock is traded on a national securities exchange or on the Nasdaq National Market, the Fair Market Value of one share of Common Stock means the average last reported or closing sale price for the Company's Common Stock on such exchange or market for the three trading days ending one business day before the exercise of this Warrant;

                (ii) if the exercise is in connection with a merger, sale of assets or other reorganization transaction as described in Section 9(a) below, the Fair Market Value of one share of Common Stock means the value received by the holders of the Company's Common Stock pursuant to such Merger Transaction; and

                (iv) in all other cases, the Fair Market Value of one share of Common Stock shall be determined in good faith by the Company's Board of Directors.

           (c) Certificates for shares purchased hereunder shall be delivered to the holder hereof within a reasonable time after the date on which this Warrant shall have been exercised as aforesaid. The Company covenants that all shares of Common Stock which may be issued upon the exercise of rights represented by this Warrant will, upon exercise of the rights represented by this Warrant, be fully paid and nonassessable and free from all taxes, liens and charges in respect of the issue thereof (other than taxes in respect of any transfer occurring contemporaneously with such issue).

      3.  No  Fractional   Shares  or  Scrip.  No  fractional  shares  or  scrip
representing fractional shares shall be issued upon the exercise of this Warrant. With respect to any fraction of a share called for upon the exercise of this Warrant, an amount equal to such fraction multiplied by the then current price at which each share may be purchased hereunder shall be paid in cash to the holder of this Warrant.

      4. Charges, Taxes and Expenses. Issuance of certificates for shares of Common Stock upon the exercise of this Warrant shall be made without charge to the holder hereof for any issue or transfer tax or other incidental expense in respect of the issuance of such certificate, all of which taxes and expenses shall be paid by the Company, and such certificates shall be issued in the name of the holder of this Warrant or in such name or names as may be directed by the holder of this Warrant; provided, however, that in the event certificates for shares of Common Stock are to be issued in a name other than the name of the holder of this Warrant, this Warrant when surrendered for exercise shall be accompanied by the Assignment Form attached hereto duly executed by the holder hereof; and provided further, that upon any transfer involved in the issuance or delivery of any certificates for shares of Common Stock, the Company may require, as a condition thereto, the payment of a sum sufficient to reimburse it for any transfer tax incidental thereto.

      5. No Rights as Shareholders. This Warrant does not entitle the holder hereof to any voting rights or other rights as a shareholder of the Company prior to the exercise thereof.

      6. Exchange and Registry of Warrant. This Warrant is exchangeable, upon the surrender hereof by the registered holder at the above-mentioned office or agency of the Company, for a new Warrant of like tenor and dated as of such exchange.

           The Company shall maintain at the above-mentioned office or agency a registry showing the name and address of the registered holder of this Warrant. This Warrant may be surrendered for exchange, transfer or exercise, in accordance with its terms, at such office or agency of the Company, and the Company shall be entitled to rely in all respects, prior to written notice to the contrary, upon such registry.

      7. Loss, Theft, Destruction or Mutilation of Warrant. Upon receipt by the Company of evidence reasonably satisfactory to it of the loss, theft, destruction or mutilation of this Warrant, and in case of loss, theft or destruction, of indemnity or security reasonably satisfactory to it, and upon reimbursement to the Company of all reasonable expenses incidental thereto, and upon surrender and cancellation of this Warrant, if mutilated, the Company will make and deliver a new Warrant of like tenor and dated as of such cancellation, in lieu of this Warrant.


      8. Saturdays, Sundays, Holidays, etc. If the last or appointed day for the taking of any action or the expiration of any right required or granted herein shall be a Saturday or a Sunday or shall be a legal holiday, then such action may be taken or such right may be exercised on the next succeeding day not a legal holiday.

      9.   Merger, Reclassification, etc.

           (a) Merger, Sale of Assets, etc. If at any time the Company proposes to merge with or into any other corporation, effect a reorganization, or sell or convey all or substantially all of its assets to any other entity, then the surviving entity shall be obligated to assume the obligations of this Warrant and it shall be exercisable for the number of shares of stock or other securities or property which the holder of this Warrant would have received in the transaction if the holder had exercised the Warrant prior to the consummation of the transaction. The exercise price shall, in such event, be proportionately adjusted based on the exchange ratio for shares of the Company's Common Stock in such transaction.

           (b) Reclassification, etc. If the Company at any time shall, by subdivision, combination or reclassification of securities or otherwise, change any of the securities to which purchase rights under this Warrant exist into the same or a different number of securities of any class or classes, this Warrant shall thereafter be to acquire such number and kind of securities as would have been issuable as the result of such change with respect to the securities which were subject to the purchase rights under this Warrant immediately prior to such subdivision, combination, reclassification or other change. If shares of the Company's Common Stock are subdivided or combined into a greater or smaller number of shares of Common Stock, the purchase price under this

Warrant shall be proportionately reduced in case of subdivision of shares or proportionately increased in the case of combination of shares, in both cases by the ratio which the total number of shares of Common Stock to be outstanding immediately after such event bears to the total number of shares of Common Stock outstanding immediately prior to such event.

           (c) Cash Distributions. No adjustment on account of cash dividends or interest on the Company's Common Stock or other securities purchasable hereunder will be made to the purchase price under this Warrant.

           (d) Authorized Shares. The Company covenants that, from and after the completion of the Next Financing and through the period the Warrant is outstanding, it will reserve from its authorized and unissued Common Stock a sufficient number of shares to provide for the issuance of Common Stock upon the exercise of any purchase rights under this Warrant. The Company further covenants that its issuance of this Warrant shall constitute full authority to its officers who are charged with the duty of executing stock certificates to execute and issue the necessary certificates for shares of the Company's Common Stock upon the exercise of the purchase rights under this Warrant.

      10.  Miscellaneous.

           (a) Issue Date. The provisions of this Warrant shall be construed and shall be given effect in all respect as if it had been issued and delivered by the Company on the date hereof. This Warrant shall be binding upon any successors or assigns of the Company. This Warrant shall constitute a contract under the laws of the State of California and for all purposes shall be construed in accordance with and governed by the laws of said state.

           (b) Restrictions. The holder hereof acknowledges that the Common Stock acquired upon the exercise of this Warrant may have restrictions upon its resale imposed by state and federal securities laws.

           (c) Waivers and Amendments. With the consent of the Holders (as defined below) holding rights to purchase more than fifty percent (50%) of the shares issuable upon exercise of the then outstanding Warrants (as defined below), the obligations of the Company and the right of the Holders may be waived (either generally or in a particular instance, either retroactively or prospectively and either for a specified period of time or indefinitely), and with the same consent the Company may enter into a supplementary agreement for the purpose of adding any provisions to or changing in any manner or eliminating any of the provisions of the Warrants; provided, however, that no such waiver or supplemental agreement shall reduce the aforesaid percentage which is required for consent to any waiver or supplemental agreement, without the consent of all of the Holders of the then outstanding Warrants. As used in this paragraph 10(c), (i) the "Warrants" shall be the warrants issued pursuant to the Agreement of even date herewith, and (ii) the "Holders" shall be the record holders of the Warrants.

      IN WITNESS WHEREOF, INTEGRATED MEDICAL RESOURCES, INC. has caused this Warrant to be executed by its officers thereunto duly authorized.

Dated:     ________, 1997

                                    INTEGRATED MEDICAL RESOURCES,
INC.


                                    By:   /s/ Troy A. Burns, M.D.

                                    Title:     Chief Executive Officer

                               NOTICE OF EXERCISE


To:  INTEGRATED MEDICAL RESOURCES, INC.

      (1) The undersigned hereby elects to purchase ____________ shares of Common Stock of INTEGRATED MEDICAL RESOURCES, INC. pursuant to the terms of the attached Warrant, and tenders herewith payment of the purchase price in full, together with all applicable transfer taxes, if any.

      (2) Please issue a certificate of certificates representing said shares of Common Stock in the name of the undersigned or in such other name as is specified below:


            -----------------------------------------------
                                     (Name)


            -----------------------------------------------

            -----------------------------------------------
                                    (Address)


      (3) The undersigned represents that the aforesaid shares of Common Stock are being acquired for the account of the undersigned for investment and not with a view to, or for resale in connection with, the distribution thereof and that the undersigned has no present intention of distributing or reselling such shares.


--------------------------
------------------------------------------
(Date)                              (Signature)

                                 ASSIGNMENT FORM

               (To assign the  foregoing  warrant,  execute this form and supply required information.
               Do not use this form to purchase shares.)

      FOR VALUE RECEIVED, the foregoing Warrant and all rights evidenced thereby are hereby assigned to

------------------------------------------------------------------------
                                 (Please Print)

whose address is
----------------------------------------------------------------
                                 (Please Print)

------------------------------------------------------------------------



                                     Dated:
                         _____________________, 19____.



                               Holder's Signature: --------------------------

                                Holder's Address: ---------------------------


-----------------------------------------------







Signature Guaranteed: -----------------------------------------------------

NOTE: The signature to this Assignment Form must correspond with the name as it appears on the face of the Warrant, without alteration or enlargement or any change whatever, and must be guaranteed by a bank or trust company. Officers of corporations and those acting in a fiduciary or other representative capacity should file proper evidence of authority to assign the foregoing Warrant.

                                                                   Exhibit 10(v)
                                Advertising Agt

September 19, 1997

Ms. Desiree DuMont
Managing Director
Media Direct Partners, Inc.
650 Fifth Avenue, 32nd Floor
New York, NY 10019


      1. Integrated Medical Resources, Inc. (referred to as IMRI) on behalf of The Diagnostic Center For Men hereby appoint the undersigned as our exclusive agent and broker for the buying, scheduling and placement for all of our print, broadcast and cable media advertising ("Media Placement") during the term of this Agreement, and agree that we will neither accept Media Placement services from any third party nor engage in Media Placement for our own account during such term. The initial term of this Agreement shall be for a period of one year commencing on the date hereof (the "Initial Term"). Thereafter, this Agreement shall be automatically renewed for consecutive periods of one year (each, a "Renewal Term" and collectively with the Initial Term, the "Term") unless either of us gives notice to the other of its intention not to renew this Agreement not less than 60 days prior to the expiration of the Initial Term or any Renewal Term. We may also terminate this Agreement at any time and without notice if you fail or refuse to perform any of your obligations (monetary or non-monetary) under this Agreement. We may terminate at any time upon 60 days notice for any reason.

      2. We agree to furnish advertising to you sufficiently in advance of its scheduled use to permit us to place such advertising (as you shall direct or approve) in the ordinary course of business. Such advertising shall (i) be in form ready for delivery to media, (ii) comply with the Creative Code of the American Association of Advertising Agencies and all other applicable rules and codes and (iii) to our knowledge be free from infringement of the copyrights, trademarks and rights of privacy and publicity of others and from libelous, slanderous and defamatory material, it being understood that we will not review advertising for any such matters. By delivering advertising to you, we will be representing to you that such advertisement to our knowledge does not infringe upon any rights of third parties, that we have obtained fully effective permission to place such advertisement, and that such advertisement is free of libelous, slanderous and defamatory material.



  3.   We shall pay a usage fee determined by the following schedule:
      Fee                           Annual Purchase of Media
      15%                           0-$1,000,000
      12%                           $1,000,001-$4,000,000
      10%                           $4,000,001-$10,000,000
      8%                            Over $10,000,000

The calendar year for determining annual purchases shall commence on the date of this contract. The usage fee shall be payable on all Media Placement effected by you for us or effected by you or by any third party for you during the Term. The usage fee shall be earned and payable when we direct placement of the advertisement (even if the "run" date shall fall after the end of the Term). We shall reimburse you for all of your out-of-pocket expenses, including pre-approved travel expenses, incurred in connection with Media Placement effected for us. Purchase price shall mean the gross amount less discounts and rebates charged by the media. MDP will disclose to us any rebates and discounts.

      4. We agree to pay for Media Placement (i) not later than thirty (30) days prior to first "run" date if our credit has not been accepted by the media, or
(ii) not later than thirty days after invoice from the media, if our credit has been accepted by the media. We shall be directly liable to the media for the cost of all media purchased, and you in our discretion may bill us for the purchase price of media plus our fees and disbursements, or may pass media bills directly on to us and bill separately for our fees and disbursements. We agree to promptly deliver any financial information respecting you which is reasonably requested by media. If any Media Placement is canceled after being ordered, our usage fee with respect to the canceled media placement shall be reduced to 5%. For late payment of fees and/or media costs, we shall pay a late fee equal to the lesser of 1.5% per month or the maximum legal rate, together with all of our costs of collection, including fees and expenses of counsel.

      5. It is expressly agreed that you are acting solely as an agent and broker and shall have no liability to third parties as a result of our services to be performed hereunder including, without limitation, liability for the matters referred to in the second paragraph of this letter or for the costs of purchased media.

      6. We agree to indemnify the undersigned and its employees, officers, directors, shareholders, licensees and agents against all losses, costs, liabilities and expenses (including reasonable attorneys' fees) you or such other party may incur as the result of any claim, suit or proceeding made or brought against the undersigned (i) in connection with rendering services pursuant to this Agreement or (ii) based upon any advertising or publicity which we delivered to you for placement (including, without limitation, any claim pertaining to libel, slander, defamation, copyright infringement, trademark infringement or diminishment, invasion of privacy, piracy, and/or plagiarism and any personal injury claims arising from use of our products). If either we or the undersigned shall default in its obligations hereunder and it becomes necessary for the other party to employ the services of any attorney to enforce, terminate or advise with respect to this Agreement (whether or not litigation ensues), then the prevailing party shall be entitled to reimbursement for its attorneys' fees and disbursements incurred in connection therewith.

  7. This Agreement shall be binding upon and inure to the benefit of us and the undersigned and our respective successors and assigns; provided, however, that we may not assign this Agreement without your prior written consent.

      8. This Agreement shall be governed by and interpreted and construed in accordance with the laws of the State of New York without regard to conflict of laws principles.

      9. All of the terms and provisions hereof (except your appointment as our agent for Media Placement) shall survive the termination of this Agreement.

If the foregoing is in accordance with your understanding, please sign the copy of this letter






MEDIA DIRECT PARTNERS, INC.               Accepted and Agreed To:

                                          IMR, Inc.


BY:  /s/ Desiree DuMont                   BY: /s/ T. Scott Jenkins

TITLE:  Managing Director                 TITLE: President

                                   EXHIBIT 21


                 INTEGRATED MEDICAL RESOURCES, INC. SUBSIDIARIES
                                (AS OF 12/31/97)



                                                         STATE OF
NAME*                                                  INCORPORATION

IMR Integrated Diagnostics, Inc.                       Texas
IMR Integrated Diagnostics of Florida, Inc.            Florida
IMR Integrated Diagnostics of Oklahoma, Inc.           Oklahoma
IMR of Arizona, Inc.                                   Arizona
IMR of Connecticut, Inc.                               Connecticut
IMR of Illinois, Inc.                                  Illinois
IMR of Indiana, Inc.                                   Indiana
IMR of Michigan, Inc.                                  Michigan
IMR of Missouri, Inc.                                  Missouri
IMR of Nevada, Inc.                                    Nevada
IMR of North Carolina, Inc.                            North Carolina
IMR of Ohio, Inc.                                      Ohio
IMR of South Carolina, Inc.                            South Carolina
IMR of Virginia, Inc.                                  Virginia
IMR of Wisconsin, Inc.                                 Wisconsin
Integrated Diagnostics, Inc.                           New York
Integrated Medical Resources, Inc.                     Kansas
Integrated Medical Resources of California, Inc.       California
Integrated Medical Resources of Colorado, Inc.         Colorado
Integrated Medical Resources of Massachusetts, Inc.    Massachusetts
Integrated Medical Resources of Pennsylvania, Inc.     Pennsylvania


* None of the subsidiaries are operating or doing business under a fictitious name

                                                              Exhibit 23(b)


                         Consent of Independent Auditors

We consent to the incorporation by reference in the Registration Statement (Form S-8 No. 333-30529) pertaining to the Amended and Restated 1995 Stock Option Plan of Integrated Medical Resources, Inc. and the Registration Statement (Form S-8 No. 333-24485) pertaining to the Non-Employee Director Stock Option Plan of Integrated Medical Resources, Inc. of our report dated March 4, 1998, with respect to the consolidated financial statements of Integrated Medical Resources, Inc. included in the Annual Report (Form 10-KSB) for the year ended December 31, 1997.





                                        /s/ Ernst & Young LLP


Kansas City, Missouri
March 30, 1998