Form 10QSB
period 1998-03-31
INTEGRATED MEDICAL RESOURCES INC
filed 1998-05-15
CIK 918591

                   U. S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB

            [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 1998
                                                --------------

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

As of May 1, 1998, there were 8,072,432 outstanding shares of common stock, par value $.001 per share.


Transitional Small Business Disclosure Format (Check one):   Yes     No  X

                         PART I.  FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS


===========================================================================================================
                            INTEGRATED MEDICAL RESOURCES, INC. AND SUBSIDIARIES

                                        Consolidated Balance Sheets
-----------------------------------------------------------------------------------------------------------
                                                               March 31, 1998            December 31,
                         ASSETS                                  (unaudited)                 1997
                                                         --------------------------------------------------
CURRENT ASSETS:
 Cash and cash equivalents                                            $   576,791               $   765,204
 Accounts receivable, less allowance of $1,984,593 in
  1998 and $2,074,660 in 1997                                           8,828,427                 8,411,413
 Supplies                                                                 381,172                   407,071
 Prepaid expenses                                                         157,439                   101,640
                                                         --------------------------------------------------
  Total current assets                                                  9,943,829                 9,685,328

NON-CURRENT ASSETS:
 Property and equipment:
  Office equipment and software                                         1,920,454                 1,920,454
  Furniture, fixtures and equipment                                     6,365,728                 6,431,249
  Leasehold improvements                                                  151,836                   151,836
                                                         --------------------------------------------------
                                                                        8,438,018                 8,503,539
  Accumulated depreciation                                              3,160,664                 2,801,377
                                                         --------------------------------------------------
                                                                        5,277,354                 5,702,162

 Intangible assets                                                        156,577                   182,843
 Other assets                                                             293,391                   239,439
                                                         --------------------------------------------------
TOTAL ASSETS                                                          $15,671,151               $15,809,772
                                                         ==================================================

                              See accompanying notes to financial statements
===========================================================================================================

===========================================================================================================
                            INTEGRATED MEDICAL RESOURCES, INC. AND SUBSIDIARIES

                                  Consolidated Balance Sheets (continued)
-----------------------------------------------------------------------------------------------------------
                                                                      March 31,                December 31,
                                                                        1998                      1997
             LIABILITIES AND STOCKHOLDERS' EQUITY                    (unaudited)
                                                               --------------------------------------------
CURRENT LIABILITIES:
 Accounts payable                                                       $  3,028,283           $  3,793,008
 Accrued payroll                                                             696,177                647,582
 Accrued advertising                                                         729,371                773,468
 Accrued restructuring charge                                                529,591                628,120
 Other accrued expenses                                                       89,361                188,980
 Working capital line of credit                                            2,856,744              3,085,954
 Current portion of long-term debt                                         2,902,476              2,685,491
 Current portion of capital lease obligations                                205,188                245,684
                                                               --------------------------------------------
      Total current liabilities                                           11,037,191             12,048,287

NON-CURRENT LIABILITIES:
 Deferred rent                                                               202,835                195,748
 Long-term debt, less current portion                                      2,631,799              1,325,282
 Capital lease obligations, less current portion                             106,564                139,898
                                                               --------------------------------------------
      Total non-current liabilities                                        2,941,198              1,660,928

STOCKHOLDERS' EQUITY:
 Preferred stock, $.001 par value:
  Authorized shares - 1,696,698
  Issued and outstanding shares - none                                           ---                    ---
 Common stock, $.001 par value:
  Authorized shares - 10,000,000
  Issued and outstanding shares - 6,963,616                                    6,964                  6,731
 Treasury stock, at cost                                                     (11,347)               (11,347)
 Additional paid-in capital                                               18,719,548             18,219,781
 Accumulated deficit                                                     (17,022,403)           (16,114,608)
                                                               --------------------------------------------
      Total stockholders' equity                                           1,692,762              2,100,557
                                                               --------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $ 15,671,151           $ 15,809,772
                                                               ============================================
                              See accompanying notes to financial statements
===========================================================================================================


==========================================================================================================
                            INTEGRATED MEDICAL RESOURCES, INC. AND SUBSIDIARIES

                                   Consolidated Statements of Operations

                                                (Unaudited)
----------------------------------------------------------------------------------------------------------
                                                                                   For the three
                                                                                   months ended
                                                                                     March 31
                                                                        ----------------------------------
                                                                               1998              1997
                                                                        ----------------------------------
NET REVENUE:                                                                  $5,333,562       $ 4,055,866
Center operating expenses:
  Physician salaries                                                             862,432           896,403
  Cost of services                                                             1,264,390           946,879
  Center staff salaries                                                          519,272           547,117
  Center facilities rent                                                         295,043           324,142
                                                                        ----------------------------------
Total center operating expenses                                                2,941,137         2,714,541
                                                                        ----------------------------------
Center contribution                                                            2,392,425         1,341,325
                                                                        ----------------------------------

CORPORATE EXPENSES:
 Advertising                                                                   1,004,460         1,362,262
 Selling, general and administrative                                           1,563,626         1,252,574
 Depreciation and amortization                                                   488,993           557,945

Total corporate expenses                                                       3,057,079         3,172,781
                                                                        ----------------------------------
Operating loss                                                                  (664,654)       (1,831,456)
                                                                        ----------------------------------

OTHER INCOME (EXPENSE):
 Interest income                                                                   3,175            61,570
 Interest expense                                                               (246,316)          (78,027)
 Other                                                                               ---             6,540
                                                                        ----------------------------------
                                                                                (243,141)           (9,917)
                                                                        ----------------------------------
NET LOSS                                                                      $ (907,795)      $(1,841,373)
                                                                        ----------------------------------
 Net loss per common share  basic and diluted                                 $    (0.13)      $     (0.27)
                                                                        ----------------------------------
 Basic and diluted weighted average common
  shares outstanding                                                           6,733,642         6,715,017
                                                                        ==================================

                See accompanying notes to financial statements
===============================================================================

              INTEGRATED MEDICAL RESOURCES, INC. AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                                  (Unaudited)
================================================================================================
                                                                    For the three months ended
                                                                             March 31
                                                                   -----------------------------
                                                                       1998          1997

Operating activities
 Net loss                                                           $  (907,795)    $(1,841,373)
 Adjustments to reconcile net loss to net cash used in
  operating activities:
  Depreciation                                                          421,263         301,659
  Amortization                                                           67,730         256,286
  Provision for bad debts                                               (90,067)        115,059
  Deferred rent                                                           7,087             ---
  Pre-opening costs incurred                                             (1,765)        (64,478)
  Changes in operating assets and liabilities:
   Accounts receivable                                                 (326,947)     (1,006,936)
   Supplies                                                              25,899         (37,898)
   Prepaid expenses                                                     (55,799)         (1,896)
   Accounts payable                                                    (764,725)       (161,518)
   Accrued payroll                                                       48,595          41,320
   Accrued advertising                                                  (44,097)        107,293
   Other accrued expenses                                              (198,148)         69,728
                                                                   -----------------------------
     Net cash used in operating activities                           (1,818,769)     (2,222,754)
                                                                   -----------------------------
Investing activities
 Purchases of property and equipment                                        ---        (167,920)
 Other                                                                  (68,938)       (127,515)
                                                                   -----------------------------
  Net cash used in investing activities                                 (68,938)       (295,435)
                                                                   -----------------------------
Financing activities
 Principal payments on line of credit                                  (229,210)            ---
 Proceeds from issuance of convertible debt                           1,600,000             ---
 Principal payments on long-term debt                                   (76,497)       (273,285)
 Debt issuance costs incurred                                           (21,169)            ---
 Net principal payments on capital lease obligations                    (73,830)        (96,791)
 Proceeds from issuance of common stock                                 500,000             ---
                                                                   -----------------------------
  Net cash provided by (used in) financing activities                 1,699,294        (370,076)
                                                                   -----------------------------
 Net decrease in cash and cash equivalents                             (188,413)     (2,888,265)
 Cash and cash equivalents at beginning of period                       765,204       6,739,697
                                                                   -----------------------------
 Cash and cash equivalents at end of period                         $   576,791     $ 3,851,432
                                                                   =============================
Supplemental disclosures of cash flow information
 Cash paid for interest                                             $   110,404     $    78,027

Supplemental schedule of non-cash investing and financing
 activities
 Additions to property and equipment through issuance of long
  term debt                                                                 ---     $   492,000
                                                                   =============================
                See accompanying notes to financial statements
================================================================================================

              INTEGRATED MEDICAL RESOURCES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

          Integrated Medical Resources, Inc. and subsidiaries (the Company) is a provider of management services to clinics providing disease management services for men suffering from sexual dysfunction. At March 31, 1998, the Company managed 28 diagnostic clinics operated under the name The Diagnostic Center for Men in 18 states (collectively the Centers). Each of those 28 clinics has entered into long-term management contracts and lease agreements with the Company. Pursuant to these contracts and agreements, the Company provides a wide array of business services to the Centers in exchange for management fees.

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

          Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's December 31, 1997 annual report on Form 10-KSB. The results of operations for the three and nine month periods ended March 31, 1998 are not necessarily indicative of the operating results that may be expected for the year ended December 31, 1998.


NOTE 2 - CONTINGENCIES

          The Company is subject to extensive federal and state laws and regulations, many of which have not been the subject of judicial or regulatory interpretation. Management believes the Company's operations are in substantial compliance with laws and regulations. Although an adverse review or determination by any such authority could be significant to the Company, management believes the effects of any such review or determination would not be material to the Company's financial condition. See "Factors That May Affect Future Results of Operations Medicare Reimbursement."


NOTE 3 - SUBSEQUENT EVENTS

          In March 1998, the Company entered into a financing arrangement with Kardatzke Management, Inc. ("KMI"), as evidenced in part by a Note Purchase Agreement ("Note Purchase Agreement") and Convertible Note ("KMI Note"). Pursuant to the terms of the Note Purchase Agreement, KMI loaned the Company $1,600,000 at an interest rate of 8.5%. All payments of principal and interest under the KMI Note were deferred until September 1, 1998. The KMI Note was convertible at the option of KMI into common stock of the Company at the lower of $2.15 per share or the average market price for the 15 days prior to conversion, at any time prior to maturity. If not converted or extended prior to September 1, 1998, the KMI Note shifted to an 18 month, fully amortizing term loan and was no longer convertible.

          In addition, KMI agreed to provide management services to the Company, which ended at the Company's option if the KMI Note converted or shifted to a term loan. In connection with a Management Consulting Agreement, KMI received an option to purchase 300,000 shares of common stock exercisable at $2.70 per share if certain performance criteria were met prior to April 15, 1999. This option will expire the later of: (i) 20 business days after the date the option becomes exercisable; (ii) 90 days after April 17, 1998, the date the Management Consulting Agreement was terminated; or (iii) 90 days after termination, for whatever reason, of Dr. E. Stanley Kardatzke as an executive and director of the Company, whichever is later. On May 11, 1998, the performance criteria were met for KMI to receive the option to purchase the 300,000 shares of common stock exercisable at $2.70 per share, as discussed above.

          As a part of the financing transaction, KMI also has four options to purchase shares of common stock at increasing share prices and with staggered exercise dates, which, when combined with conversion of the KMI Note, aggregate 2,300,000 shares. In general, the exercise of each option is dependent on the exercise of the earlier options and the exercise of the first option was dependent on the conversion of the KMI Note.

          Also, upon the conversion of the KMI Note and the investment of an additional $1,000,000 through the exercise of the initial option to purchase common stock, a principal of KMI would have the option to join the Company in the capacity of Chief Executive Officer and Chairman of the Board of Directors. In the event that this principal assumed these positions, he would receive options to purchase an aggregate of 600,000 shares of common stock at a purchase price of $2.15 per share, vesting over four years.

          The Company has $1,400,000 in convertible subordinated promissory notes outstanding from two major institutional investors that are due May 31, 1998. These investors have agreed to convert these notes at the same per share price as the conversion of the KMI Note in the event that KMI converts its loan and exercises its first option to invest an additional $1,000,000 in shares of common stock. The investors have also agreed to loan the Company an additional $600,000 on the same terms as the KMI Note, which additional loan shall also be convertible to common stock , and the investors will receive options equivalent to those issued to KMI in connection with the KMI Note, in the proportion that their loan amount bears to the KMI Note amount.

          On April 17, 1998, the investors agreed that the notes would automatically convert immediately following stockholder approval of the KMI Financing. On May 5, 1998, the investors loaned the Company the additional $600,000 described above pursuant to convertible notes at an interest rate of 8.5%, and were granted options to purchase an aggregate of 862,500 shares of common stock, including shares to be issued upon conversion of the $600,000 loan. In addition, on May 5, 1998, the investors agreed to loan the Company additional amounts up to $931,875 pursuant to unsecured notes at an interest rate of 8.5% and payable on demand after May 29, 1998. The investors have agreed, upon stockholder approval of the KMI Financing, to use the principal and all accrued interest pursuant to these notes to pay the exercise price for their remaining options.

          On March 31, 1998, the Company waived a condition that the loan to KMI be converted prior to KMI's exercise of its initial option. This waiver only applied to the issuance of 232,558 shares of common stock at an exercise price of $2.15 for a total consideration of $500,000. On April 17, 1998,

KMI converted the KMI Note into 744,186 shares of common stock at a conversion price of $2.15 per share and exercised an additional 360,464 option shares at an exercise price of $2.15 per share, for a total additional consideration of $775,000.

          On May 5, 1998, KMI agreed to loan the Company additional amounts up to $1,210,000 at an interest rate of 8.5% and payable on demand after May 29, 1998. Upon stockholder approval of the KMI Financing, KMI has agreed to use the principal and all accrued interest pursuant to this note to pay the exercise price for certain of its remaining options.

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

          For the quarter ended March 31, 1998, approximately 76% of patient billings were covered by medical insurance plans subject to applicable deductible and other co-pay provisions paid by the patient. Approximately 29% of patient billings were covered by Medicare and 47% were covered by numerous other commercial insurance plans that offer coverage for impotence treatment services. Patient billings average less for Medicare patients due to restrictions on laboratory test reimbursement and standard professional fee discounts.

Results of Operations

          The following table sets forth, for the periods indicated, certain items from the consolidated statements of operations of the Company as a percentage of net revenue:

========================================================================================================
                                                                            For the three months
                                                                               ended March 31
                                                                      ==================================
                                                                            1998             1997
                                                                      ----------------------------------
Net revenue                                                                100.0%           100.0%
Center operating expenses:
  Physician salaries                                                        16.2             22.1
  Cost of services                                                          23.7             23.3
  Center staff salaries                                                      9.7             13.5
  Center facilities rent                                                     5.5              8.0
                                                                           -----            -----
Total Center operating expenses                                             55.1             66.9
                                                                           -----            -----
Center contribution                                                         44.9             33.1
Corporate expenses:
  Advertising                                                               18.8             33.6
  Selling, general and administrative                                       29.3             30.9
  Depreciation and amortization                                              9.2             13.8
                                                                           -----            -----
    Total corporate expenses                                                57.3             78.2
                                                                           -----            -----
Operating loss                                                             (12.4)           (45.1)
Interest expense, net                                                       (4.6)            (0.2)
                                                                           -----            -----
  Net loss                                                                 (17.0)           (45.3)
========================================================================================================

Three Months Ended March 31, 1998 and 1997

          Net Revenue. Net revenue increased approximately 32% from $4,055,866 in 1997 to $5,333,562 in 1998. This growth was attributable to higher revenues in existing Centers, many of which were opened in late 1996 and early 1997. The revenue growth resulted from more effective marketing strategies, which increased both new patient volume and recurring revenue from existing patients.

          Physician Salaries. Physician salaries decreased approximately 4% from $896,403 in 1997 to $862,432 in 1998 due to the decrease in Centers operating during the quarter, from 32 in 1997 to 28 in 1998, which decrease was partially offset by an increase in average physician salary.

          Cost of Services. Cost of services represent direct operating expenses of the Centers, including costs for laboratory and outsourced services, diagnostic and treatment supplies and treatment devices, increased approximately 34% from $946,879 in 1997 to $1,264,390 in 1998 due to increased number of patients and increased revenue. As a percentage of net revenue, cost of services increased slightly from 23.3% to 23.7%, primarily as a result of an increase in bad debt expense as the Company increased its provision for doubtful accounts.

          Center Staff Salaries. Center staff salaries decreased approximately 5% from $547,117 in 1997 to $519,272 in 1998 due to the decrease in Centers operating during the quarter. As a percentage of net revenue, Center staff salaries decreased from 13.5% to 9.7%, due to increased revenues in the Centers.

          Center Facilities Rent. Center facilities rent decreased approximately 9% from $324,142 in 1997 to $295,043 in 1998 due to the decrease in Centers operating, which decrease was partially offset by a slight increase in average clinic rent expense due to new clinic leases and increased leased space for certain clinics. As a percentage of net revenue, Center facilities rent decreased from 8.0% to 5.5%, due to increased revenues in the Centers.

          Center Contribution. Center contribution increased approximately 78% from $1,341,325 in 1997 to $2,392,425 in 1998 due to the significant (32%)
increase in net revenue, while Center operating expenses increased only 8%.

          Advertising. Advertising expense decreased approximately 26% from $1,362,262 in 1997 to $1,004,460 in 1998 due primarily to a change in advertising agencies and related elimination of agency fee, as well as to the decrease in number of Centers. As a percentage of net revenue, advertising expense decreased from 33.6% in 1997 to 18.8% in 1998 due to more effective advertising which produced higher patient volumes at a lower cost per patient seen.

          Depreciation and Amortization. Depreciation and amortization decreased approximately 12% from $557,945 in 1997 to $488,993 in 1998 due to completion of amortization of pre-opening costs incurred with respect to the 18 new Centers opened from January 1996 to January 1997 . As a percentage of net revenue, depreciation and amortization decreased from 13.8% to 9.2%, both as a result of reduced expense and increased net revenue.

          Selling, General and Administrative. Selling, general and administrative expense increased approximately 25% from $1,252,574 in 1997 to $1,563,626 in 1998 due principally to the expansion of the telephone appointment center staff to support higher call volumes in response to more effective advertising, additional staffing in accounting and additional staffing in billing and collections in order to improve the accuracy of billing and collection of outstanding accounts receivable. As a percentage of net revenue, selling, general and administrative expense decreased from 30.9% to 29.3%.

          Interest Expense, Net. Interest expense increased from $9,917 in 1997 to $243,141 in 1998, as the Company utilized its working capital line of credit to fund cash flow deficits resulting from operating losses and continued high levels of accounts receivable. Additionally, the Company recognized interest expense resulting from the $1.4 million convertible subordinated promissory notes and attached warrants issued in December 1997 (the Stockholder Loan) and from the $1.6 million convertible note issued in March 1998 (the KMI Financing), both discussed in "Liquidity and Capital Resources" below.

          Income Taxes. No income tax provision or benefit was recorded in 1996 or 1997 as the deferred taxes otherwise provided were offset by valuation reserves on deferred tax assets.


Liquidity and Capital Resources

          Through 1997 and the first quarter 1998, the Company experienced significant cash flow shortages as expenses exceeded cash receipts and accounts receivable collections were slowed or, due to certain Medicare reimbursement issues, suspended. As a result of these shortages, the Company obtained the Line of Credit, the Stockholder Loan and the KMI Financing, all described below and in the Reports on Form 8-K filed by the Company on March 20, 1998, April 14, 1998 and April 28, 1998, and implemented the expense reduction program described below.

          Due to the growth in the number of new Center openings, the Company has experienced increased and varied operating cash flow deficits from 1994 through 1997. This resulted primarily from differences in working capital levels (particularly, accounts receivable) required to accommodate the increased services to Centers and variances in operating results. The variances were principally attributable to the fact that revenues at new Centers have generally increased with patient volumes over the first six months of operations while operating expenses have remained relatively fixed from the first month of operation. In addition, the Company had increased corporate staff, expanded the national call center and increased advertising costs to support new Center openings, thereby significantly increasing administrative expenses in advance of expected revenues. The Company has taken measures to reduce operating losses and improve cash flow through the closing of 7 Centers in the fourth quarter 1997, cancellation of the planned opening of an additional Center and reductions in corporate staffing in January 1998.

          The Company has financed its operations and met its capital requirements with cash flows from services provided to existing Centers, proceeds from private placements of equity securities, an initial public offering of equity securities, the utilization of bank lines of credit, bank loans and capital lease obligations. The Company has a working capital line of credit with a finance company under which it may borrow up to $5.0 million through October 24, 1999, based on specified percentages of eligible accounts receivable. At March 31, 1998, the Company had $2,856,744 outstanding under this Line of Credit, the maximum available based on eligible accounts receivable balances. The interest rate applicable to the Line of Credit is 2.5% above the Bank of America prime lending rate (which prime lending rate was 8.5% at March 31, 1998). In October 1997, the Company entered into a $500,000 term loan agreement with the finance company which provides the Line of Credit, secured by property and equipment, payable in monthly installments through October 2000, bearing interest at 12.74%.

          In December 1997, the Company issued $1.4 million in convertible subordinated promissory notes to two major institutional shareholders (the "Stockholder Loan"). Three of the Company's directors are affiliated with these institutional shareholders. The notes were convertible into the securities issued in the Company's next equity financing involving the receipt by the Company of, in the aggregate, more than $3 million, at the purchase price paid by the investors in that financing. On

March 5, 1998, the note agreements were amended to provide for extension of the maturity date from May 31, 1998 to November 30, 1998, in the event the notes are not converted on or before May 31, 1998. In addition, the amendment reduced the amount of the required equity financing to $2.6 million, and provided an additional loan commitment of up to $600,000, based on the Company meeting certain cash flow projections. Attached to these notes are warrants to purchase the Company's common stock based upon a stated formula. The fair value of the warrants of $209,664 has been recorded as an offset to the related debt.

          On April 17, 1998, the agreement relating to the Stockholder Loan was amended to provide for automatic conversion of the Stockholder Loan into Common Stock following the stockholder approval of the issuance of additional shares in connection with the KMI Financing, as discussed below. On May 1, 1998, the Company requested the additional $600,000 loan described above, pursuant to convertible notes (the "Second IVP/Frazier Loan"), on the same terms as the KMI Note discusssed below. In consideration for the the Second IVP/Frazier Loan, the Company has granted options to purchase an aggregate of 862,500 shares of Common Stock, including shares to be issued upon conversion of the Second IVP/Frazier Loan. In addition, IVP and Frazier have agreeed to loan the Company additional amounts up to $931,875, pursuant to unsecured notes, bearing interest on the unpaid principal balance at the rate of 8.5% per annum and payable on demand (the "Third IVP/Frazier Loan"). Upon stockholder approval of the KMI Financing, IVP and Frazier have agreed to use the principal and all accrued interest pursuant to the Third IVP/Frazier Loan to pay the exercise price for the remaining IVP/Frazier Options.

          On March 5, 1998, the Company entered into a financing arrangement with Kardaztke Management, Inc. ("KMI"), whereby KMI loaned the Company $1.6 million and a principal of KMI had an opportunity to become involved in the operation of the Company (the "KMI Financing"). As part of the KMI Financing, the Company entered into a Note Purchase Agreement (the "Note Purchase Agreement"), Convertible Note (the "KMI Note") and other related documents discussed below. The Convertible Note was convertible into the Company's common stock and contained options to purchase additional shares of common stock. KMI also agreed to provide certain management consulting services to the Company. Upon the conversion of the KMI Note and the investment of an additional $1 million through the complete exercise of the initial option, Dr. E. Stanley Kardatzke would have the opportunity to join the Company in the capacity of Chief Executive Officer and Chairman of the Board of Directors of the Company.

          The KMI Note was in the principal amount of $1.6 million, bearing interest on the unpaid principal balance at the rate of 8.5% per annum. All payments of principal and interest under the KMI Note were deferred until the initial maturity. Conversion of the KMI Note and exercise of all of the options would result in the issuance of Common Stock that would exceed 20% of the outstanding Common Stock and, pursuant to the rules of the NASD, requires the approval of the Company's stockholders, which approval is being sought pursuant to the Company's Definitive Proxy Statement dated May 8, 1998.

          The initial maturity date of the KMI Note was September 1, 1998. KMI had the sole option to extend the term of the KMI Note for three successive 90-day periods. Upon its maturity, the principal and accrued interest on the KMI Note would become payable over 18 equal monthly payments unless it was earlier converted to shares of Common Stock. The KMI Note was secured by diagnostic equipment that was acquired by the Company from a portion of the proceeds of the KMI Note, and a second position behind the finance company which provides the Company's Line of Credit in all of the Company's accounts, accounts receivable and other rights to receive money, and certain computer equipment and software.

          The KMI Note provided that KMI may, at its option, convert all or any portion of the outstanding principal amount of the KMI Note and/or accrued and unpaid interest thereon into Common

Stock at the lesser of $2.15 per share of Common Stock or the average of the closing market price for the Common Stock for the fifteen trading days prior to the conversion. The KMI Note further granted options to KMI to purchase Common Stock at increasing share prices and with staggered exercise dates, which, when combined with conversion of the KMI Note, aggregate 2,300,000 shares. In general, the exercise of each option is dependent on the exercise of the earlier options and the exercise of the first option was dependent on the conversion of the KMI Note.

          On March 31, 1998, the Company waived a condition that the KMI Note be converted prior to KMI's exercise of its initial option. This waiver only applied to the issuance of 232,558 shares of Common Stock at an exercise price of $2.15, for a total consideration of $500,000, which was paid by KMI. On April 17, 1998, KMI converted the KMI Note into 744,186 shares of Common Stock at a conversion price of $2.15 per share and exercised an additional 360,464 option shares at an exercise price of $2.15 per share, for a total additional consideration of $775,000.

          On May 5, 1998, KMI agreed to loan the Company additional amounts up to $1,210,000, pursuant to one or more unsecured notes, bearing interest on the unpaid principal balance at the rate of 8.5% per annum and payable on demand beginning May 29, 1998 (the "Additional KMI Note"). In consideration for this additional loan, the Company agreed to amend the KMI Note to revise the exercise price of certain option shares from $3.15 to $2.15 per share if exercised prior to May 31, 1998. Upon stockholder approval of the KMI Financing, KMI has agreed to use the principal and all accrued interest pursuant to the Additional KMI Note to pay the exercise price for certain of its remaining options.

          As part of the KMI Financing, the Company also entered into several related agreements with KMI. Under the Management Consulting Agreement between the Company and KMI dated as of March 5, 1998 (the "Consulting Agreement"), KMI agreed to perform certain management consulting services as requested by the Company. In consideration for such services, the Company would pay KMI $25,000 per month; provided, however, that one-half of such fee was deferred until KMI converted the KMI Note. The Consulting Agreement was terminated on April 17, 1998, the date of conversion of the KMI Note. The Consulting Agreement further granted KMI an option to purchase 300,000 shares of the Company's Common Stock (the "Consulting Option"). The Consulting Option became exercisable only if and at such time as the closing price of the Company's Common Stock averaged $6.00 or above per share for ten consecutive trading days before April 15, 1999. The Consulting Option has an exercise price of $2.70 per share. After it has vested, the Consulting Option shall expire upon the later of twenty business days after the date it becomes exercisable or ninety days after termination of the Consulting Agreement, or termination, for whatever reason, of Dr. Kardatzke as a director or executive officer of the Company. The Consulting Option vested and became exercisable on May 11, 1998.

          The Company and Dr. Kardatzke also entered into an Employment Agreement on April 20, 1998, following the conversion, on April 17, 1998, of the KMI Note and the exercise of the initial option to purchase additional shares of Common Stock as described above. At that time, Dr. Kardatzke was appointed Chief Executive Officer and Chairman of the Board of Directors of the Company. The Employment Agreement has a term of three years (subject to earlier termination) and provides for a base salary and bonus compensation in each of 1998 and 1999 if the Company meets certain earnings targets in those years. Pursuant to the Employment Agreement, the Company also granted options to Dr. Kardatzke to separately purchase 200,000 and 300,000 shares of Common Stock at an exercise price of $2.15 per share, vesting ratably over three and four years, respectively, in consideration of Dr. Kardatzke's services as a director and Chief Executive Officer. The Company also granted options to Dr. Kardatzke to purchase 100,000 shares of Common Stock at an exercise price of $2.15 per share which vest only if the Company meets certain earnings targets. These options are subject to ratification by the stockholders of the Company pursuant to the Company's Definitive Proxy Statement dated as of May 8, 1998.

          As of March 31, 1998, the Company had, for tax purposes, net operating loss carry forwards of approximately $17.6 million, which are available to offset future taxable income and expire in varying amounts through 2012, if unused.

          At March 31, 1998, the Company had cash and cash equivalents of $577,000. Accounts receivable, net of allowance, increased $417,014, from $8,411,413 at December 31, 1997 to $8,828,427 at March 31, 1998. The increase in accounts receivable is primarily due to increases in net revenue. The March 31, 1998 amount includes $1.75 million pending submission for Medicare reimbursement awaiting completion of appropriate provider registration requirements or recently submitted following completion of those requirements, which the Company anticipates will be completed by the third quarter 1998. In addition, $769,000 in Medicare billings were under payment suspension, see "Factors That May Affect Future Results of Operations - Medicare Reimbursement."

          The Company believes that funds available under the Company's Line of Credit, operating cash flows generated, especially if collections of accounts receivable improve, proceeds of additional borrowings under the Additional KMI Note and Third IVP/Frazier Loan, and proceeds of the conversion of additional options by KMI, IVP and Frazier, if any, will be sufficient to fund its operations and satisfy its working capital requirements for the next twelve months.

          As a result of the losses reported in the Form 10-KSB for the year ended December 31, 1998, the Company no longer met the requirements for continued listing on the NASDAQ National Market(R) under their maintenance standard number 1. Marketplace Rule 4450 (a) (3) of the NASDAQ National Market(R) requires that a NASDAQ National Market(R) issuer have net tangible assets of at least $4 million, which the Company did not meet as of December 31, 1997.

          The Company was notified of a NASDAQ review on April 12, 1998, and was subsequently notified on May 4, 1998 of NASDAQ's intent to delist the company effective May 11, 1998. The Company has appealed this decision, and NASDAQ has agreed to defer delisting until after a hearing that is scheduled in June 1998. As a result of the additional equity resulting from the KMI Financing and conversion of the Additional KMI Note, Stockholder Loan and Second and Third IVP/Frazier Loans, to be completed by May 31, 1998 (assuming approval by Company shareholders on May 29, 1998), the Company will have approximately $7.5 million in net tangible assets as of May 31, 1998. At that date the Company believes that it will be back in compliance with the net tangible assets requirement of the NASDAQ National Market(R) maintenance standard number 1 and the Company believes that NASDAQ will agree to allow the Company to continue its listing on the NASDAQ National Market(R).

Factors That May Affect Future Results of Operations

          Ability to Manage Growth. In 1996, the Company experienced rapid growth that resulted in new and increased responsibilities for management personnel and has placed increased demands on the Company's management, operational and financial systems and resources. To accommodate this growth and to compete effectively and manage future growth, the Company will be required to continue to implement and improve its operational, financial and management information systems, and to expand, train, motivate and manage its work force. There can be no assurance that the Company's personnel, systems, procedures and controls will be adequate to support the Company's operations. Any failure to implement and improve the Company's operational, financial and management systems or to expand, train, motivate or manage employees could have a material adverse effect on the Company's financial condition and results of operations.

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

          Dependence on Reimbursement by Third Party Payors. For the quarter ended March 31, 1998, approximately 76% of patient billings were covered by medical insurance plans subject to applicable deductibles and other co-pay provisions paid by the patient. Approximately 29% of patient billings were covered by Medicare and 47% were covered by numerous other commercial insurance plans that offer coverage for impotence treatment services. The health care industry is undergoing cost containment pressures as both government and non-government third party payors seek to impose lower reimbursement and utilization rates and to negotiate reduced payment schedules with providers. This trend may result in a reduction from historical levels of per-patient revenue for such health care providers. Further reductions in third party payments to physicians or other changes in reimbursement for health care services could have a direct or indirect material adverse effect on the Company's financial condition and results of operations. In addition, as managed Medicare arrangements continue to become more prevalent, there can be no assurance that the Centers will qualify as a provider for relevant arrangements, or that participation in such arrangements would be profitable. Any loss of business due to the increased penetration of managed Medicare arrangements could have a material adverse effect on the Company's financial condition and results of operations.

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

          Medicare Reimbursement. Historically, the percent of DCM patients for which reimbursement is sought from Medicare has averaged approximately 30% system-wide, although such average ranges from approximately 20% to 54% among individual Centers. Medicare reimbursements for professional services are processed by numerous carriers ("Service Carriers") and reimbursements for durable medical equipment are handled by four regional carriers ("DMERCs"). These Service Carriers and DMERCs routinely review the billing practices and procedures of health care providers and during such reviews these Carriers often temporarily suspend all reimbursement payments to the providers whether or not related to the billing issue being reviewed.

          Currently, there are two DMERCs and two Service Carriers that have notified a DCM that a review is being conducted and that Medicare claims are being held in suspense pending such review. The Company also learned in 1997 that the Federal Bureau of Investigation is reviewing certain aspects of its Medicare billing practices. System-wide, the total amount of billings under suspension and included in accounts receivable as of March 31, 1998 was approximately $769,000.

          The Company is fully cooperating in these reviews and believes that its billing practices and procedures are proper. One earlier review by another DMERC has been concluded and the amounts suspended have been released to the Company. However, in the event the other carriers were to disallow the reimbursement requests under review, some or all of the suspended payments would not be collected. In addition, depending upon the particular facts and circumstances involved in the review, the carriers could seek repayment of prior reimbursements and deny reimbursement for such claims in the future. Under certain circumstances, the submission of improper Medicare reimbursement claims can result in civil and criminal penalties and disqualification from seeking any reimbursement from Medicare in the future.

          The Company conducted an internal review of the matters that have been raised by the carriers and believes that these pending reviews and inquiries will be concluded without any material adverse effect on the Company.

          Corporate Practice of Medicine. Most states limit the practice of medicine to licensed individuals or professional organizations comprised of licensed individuals. Many states also limit the scope of business relationships between business entities such as the Company and licensed professionals and professional corporations, particularly with respect to fee-splitting between a physician and another person or entity and non-physicians exercising control over physicians engaged in the practice of medicine. Most of the Centers are organized as professional corporations -- entities authorized to employ physicians -- so as to comply with state statutes and state common law prohibiting the corporate practice of medicine. Because the laws governing the corporate practice of medicine vary from state to state and the application of those laws is often ambiguous, any expansion of the operations of the Company to a state with strict corporate practice of medicine laws, or the application of these laws in states with existing Centers, may require the Company to modify its operations with respect to one or more Centers, which could result in increased financial risk to the Company. Further, there can be no assurance that the Company's arrangements will not be successfully challenged as constituting the unauthorized practice of medicine or that certain provisions of its services agreements with the Centers (the "Services Agreements"), options to designate ownership of the professional corporations, employment agreements with physicians or covenants not to compete will be enforceable. Alleged violations of the corporate practice of medicine doctrine have also been used successfully by physicians to declare a contract to be void as against public policy. There can be no assurance that a state or professional regulatory agency would not attempt to revoke or suspend a physician's license or the corporate charter or license of a professional corporation owning a Center or the corporate charter of the Company or one of its subsidiaries.

          In October 1997, the Company was notified that the California State Board of Medical Examiners was investigating several physicians and Centers in California for which the Company provides management services related to alleged infractions of the state corporate practice of medicine rules. The California State Board of Medical Examiners has referred the investigation to the California Attorney General's office and no assessments have been proposed. The Company is fully cooperating in this review and believes that the pending review will be concluded without material adverse effect on the Company.

          Dependence on Rigiscans; Potential Impact of Innovations. Rigiscan patient monitoring devices accounted for approximately 24% of the Centers' revenues for the quarter ended March 31, 1998. As a consequence, any material adverse development with respect to the Rigiscan devices, limitation in the availability of such devices or material increase in the costs of such devices could have a material adverse effect on the financial condition and results of operations of the Company. In addition, innovations in diagnostic tools and treatments for male sexual dysfunction or changes in reimbursement practices by third party payors for such diagnostic tools and therapies could have a material adverse effect on the financial condition and results of operations of the Company.

          In March 1998, the FDA approved Viagra(R) (Pfizer), the first oral medication approved for use in the treatment of impotence. The Company anticipates that the revenue generated for diagnosis, testing and treatment of impotence with Viagra will be lower than historical levels on a per patient basis. As the treatment has only been available for a few weeks, the ultimate impact on the Company's patient volume, revenue and earnings is unknown. However, the impact could be materially adverse.

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

                                 PART II.  OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

          On February 18, 1998, Draft Worldwide, Inc. ("Draft Worldwide") filed a complaint in the United States District Court for the District of Kansas against the Company for breach of contract. The lawsuit arises out of a December 10, 1996 agreement between Draft Worldwide and the Company under which the Company retained Draft Worldwide as its direct advertising agency for the Centers. The term of that agreement was for one year, and during the term of the agreement a dispute arose as to the services allegedly provided. Accordingly, the Company withheld payment. Draft Worldwide is seeking $400,000 for services allegedly performed under the agreement. The Company disputes the amount owed and intends to defend this matter vigorously. In addition, on April 30, 1998, the Company filed counterclaims against Draft Worldwide in the United States District Court for the District of Kansas for breach of contract, breach of fiduciary duty and defamation. The Company is seeking unspecified damages in excess of $75,000.

ITEM 2.   CHANGES IN SECURITIES

          The following sets forth all sales of unregistered securities by the Company for the quarter ended March 31, 1998. No underwriters were involved in any sale, nor were any commissions or similar fees paid by the Company with respect thereto. The Company relied on Section 4(2) of the Securities Act of 1933 for an exemption in each such case:

          On March 5, 1998, Kardatzke Management, Inc. ("KMI") loaned $1,600,000 to the Company as evidenced by a note purchase agreement (the "Note Purchase Agreement") and convertible note (the "KMI Note"). Pursuant to the KMI Note, the Company granted options to KMI to purchase shares of Common Stock of the Company as follows: (a) conditioned on previous conversion of the KMI Note, an option ("Option A") to purchase the number of shares that equals the sum of (i) $1,600,000 divided by the lesser of $2.15 per share of Common Stock or the average of the closing market price for the Common Stock for the fifteen (15) trading days prior to conversion (the "Conversion Price") and (ii) $1,000,000 divided by the Conversion Price if exercised at the same time, or by $2.15 if later, with such option expiring upon the later of conversion of the KMI Note to a term loan or prepayment of the KMI Note, conversion of the KMI Note to shares of Common Stock, or May 31, 1998; (b) conditioned on exercise of Option A above, an option ("Option B") to purchase the number of shares that equals 2,000,000 minus the number of shares issued pursuant to Option A above, times 0.5 at $2.15 per share through May 31, 1998 (subject to adjustment) and thereafter at $2.70 per share, with such option expiring upon the later of conversion of the KMI Note to a term loan or prepayment of the KMI Note, the conversion of the KMI Note to shares of Common Stock, or December 31, 1998; (c) conditioned on exercise of Option B above, an option ("Option C") to purchase the number of shares that equals 2,000,000 minus the number of shares issued pursuant to Options A and B above, at $3.15 or $3.75 per share, with expiration dates of December 31, 1999 and December 31, 2000, respectively, and subject further to expiration upon the later of conversion of the KMI Note to a term loan or prepayment of the KMI Note or the conversion of the KMI Note to shares of Common Stock (the exercise price of this Option C was later amended to $2.15 if exercised prior to May 31, 1998); and (d) conditioned on conversion of the KMI Note to Common Stock, an option to purchase 300,000 shares at an exercise price of $2.15 per share, which expires on March 5, 2000. The total number of shares which KMI may receive upon conversion of the KMI Note and exercise of the options is 2,300,000.

          On March 31, 1998, the Company waived a condition that the loan to KMI be converted prior to KMI's exercise of Option A. This waiver only applied to the issuance of 232,558 shares of Common Stock at an exercise price of $2.15, for a total consideration of $500,000. On March 31, 1998, KMI purchased these 232,558 unregistered shares of Common Stock of the Company by exercising a portion of Option A.

          In addition, in the fourth quarter of 1997, the Company issued to Frazier Healthcare II, L.P. ("Frazier") and to Institutional Venture Partners VI Limited Partnership, IVP Founders Fund I and Institutional Venture Management VI (collectively, "IVP") convertible notes and stock purchase warrants for Common Stock of the Company in connection with a loan to the Company by Frazier and IVP in the aggregate amount of $1,400,000. The notes, as amended as of March 5, 1998, (in the aggregate principal amount of $1,400,000) convert into shares of Common Stock of the Company at a price of $2.15 per share. The total number of shares issuable upon exercise of the stock purchase warrants, as amended as of March 5, 1998, is generally equal to forty percent (40%) of the principal amount of the $1,400,000 loan from Frazier and IVP divided by $2.15.

          Part I of this Form 10-QSB, Item 2, Liquidity and Capital Resources, is incorporated by reference to further provide the dates, titles and amounts of securities sold, as well as the conversion and exercise terms thereof.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          Not Applicable

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

          Not Applicable

ITEM 5.   OTHER INFORMATION

          Not Applicable

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  EXHIBITS REQUIRED TO BE FILED BY ITEM 601 OF REGULATION S-B

          4(g)(ii) Amendment to Convertible Note by and between the Company and Kardatzke Management, Inc. ("KMI") dated as of May 5, 1998.

          4(j) Promissory Note by the Company in favor of KMI in the original principal amount of $350,000 dated May 5, 1998.

          4(k)(i) Form of Convertible Note in favor of each of Frazier Heathcare II, L.P. ("Frazier"), Institutional Venture Partners VI Limited Partnership ("IVP"), Institutional Venture Management VI ("IVM") and IVP Founders Fund I ("IVP-FF") dated May 5, 1998.

          4(k)(ii) Agreement Regarding Certain Provisions of Convertible Notes by and among Frazier, IVP, IVM and IVP-FF dated as of May 5, 1998.

          4(l) Form of Promissory Note by the Company in favor of each of Frazier, IVP, IVM and IVP-FF dated May 5, 1998.

          27        Financial Data Schedule


     (b)  REPORTS ON FORM 8-K

          On March 20, 1998, the Company filed Form 8-K reporting under Item 5, Other Events, a financing arrangement entered into on March 5, 1998 with KMI, and the amendment to the conversion provision of a $1,400,000 loan from its two major outside investors. There were no financial statements filed with the Form 8-K.

SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 INTEGRATED MEDICAL RESOURCES, INC.

Date: May 15, 1998               By: /s/ Beverly O. Elving
                                     ------------------------------
                                 Beverly O. Elving
                                 Chief Financial Officer and Vice President,
                                 Finance and Administration
                                 (Authorized Officer and Principal Financial
                                 and Accounting Officer)