Form 10QSB
period 1998-06-30
INTEGRATED MEDICAL RESOURCES INC
filed 1998-08-14
CIK 918591

                   U. S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB

           [x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended June 30, 1998
                                                -------------

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

As of July 31, 1998, there were 10,027,028 outstanding shares of common stock, par value $.001 per share.

Transitional Small Business Disclosure Format (Check one):   Yes     No  X

                        PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

===============================================================================
              INTEGRATED MEDICAL RESOURCES, INC. AND SUBSIDIARIES

                          Consolidated Balance Sheets
-------------------------------------------------------------------------------
                                                       June 30,    December 31,
                         ASSETS                          1998         1997
                                                      (unaudited)
                                                      -----------  ------------
CURRENT ASSETS:
 Cash and cash equivalents                            $   439,443  $   765,204
 Accounts receivable, less allowance of $2,312,647
  in 1998 and $2,074,660 in 1997                        7,833,596    8,411,413

 Supplies                                                 402,841      407,071
 Prepaid expenses                                         308,993      101,640
                                                      -----------  -----------
  Total current assets                                  8,984,873    9,685,328

NON-CURRENT ASSETS:
 Property and equipment:
  Furniture, fixtures and equipment                     8,348,641    8,351,703
  Leasehold improvements                                  165,718      151,836
                                                      -----------  -----------
                                                        8,514,359    8,503,539
  Accumulated depreciation                              3,616,869    2,801,377
                                                      -----------  -----------
                                                        4,897,490    5,702,162
 Intangible assets                                        156,254      182,843
 Other assets                                             295,927      239,439
                                                      -----------  -----------
TOTAL ASSETS                                          $14,334,544  $15,809,772
                                                      ===========  ===========

                See accompanying notes to financial statements
===============================================================================

===============================================================================
              INTEGRATED MEDICAL RESOURCES, INC. AND SUBSIDIARIES

                    Consolidated Balance Sheets (Continued)
-------------------------------------------------------------------------------
                                                     June 30,    December 31,
     LIABILITIES AND STOCKHOLDERS' EQUITY              1998         1997
                                                    (unaudited)
                                                   ------------  ------------
CURRENT LIABILITIES:
 Accounts payable                                  $  2,682,167  $  3,793,008
 Accrued payroll                                        690,883       647,582
 Accrued advertising                                    970,309       773,468
 Accrued restructuring charge                           528,293       628,120
 Other accrued expenses                                  91,954       188,980
 Working capital line of credit                       2,429,900     3,085,954
 Current portion of long-term debt                    1,786,207     2,685,491
 Current portion of capital lease obligations           180,558       245,684
                                                   ------------  ------------
  Total current liabilities                           9,360,271    12,048,287

NON-CURRENT LIABILITIES:
 Deferred rent                                          209,289       195,748
 Long-term debt, less current portion                   602,027     1,325,282
 Capital lease obligations, less current portion         61,127       139,898
                                                   ------------  ------------
  Total non-current liabilities                         872,443     1,660,928

STOCKHOLDERS' EQUITY:
 Preferred stock, $.001 par value:
  Authorized shares - 1,696,698
  Issued and outstanding shares - none                       --            --
 Common stock, $.001 par value:
  Authorized shares - 25,000,000
  Issued and outstanding shares - 10,027,029             10,026         6,731
 Treasury stock, at cost                                (11,347)      (11,347)
 Additional paid-in capital                          25,092,306    18,219,781
 Accumulated deficit                                (20,989,155)  (16,114,608)
                                                   ------------  ------------
      Total stockholders' equity                      4,101,830     2,100,557
                                                   ------------  ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $ 14,334,544  $ 15,809,772
                                                   ============  ============

                See accompanying notes to financial statements
===============================================================================

              INTEGRATED MEDICAL RESOURCES, INC. AND SUBSIDIARIES
                     Consolidated Statements of Operations
                                  (Unaudited)

===============================================================================================================
                                                       For the three months            For the six months
                                                              ended                           ended
                                                             June 30                         June 30
                                                   ------------------------------------------------------------
                                                       1998            1997            1998            1997
                                                   ------------------------------------------------------------
NET REVENUE:                                       $  3,488,064    $  5,066,132    $  8,821,626    $  9,121,999
Center operating expenses:
   Physician salaries                                   868,415         929,924       1,730,847       1,826,327
   Cost of services                                     837,820       1,045,169       1,696,958       1,908,870
   Center staff salaries                                504,912         560,992       1,024,184       1,108,109
   Center facilities rent                               295,301         349,223         590,344         673,365
   Bad debt expense                                     675,971         111,160       1,081,223         194,338
                                                   ------------------------------------------------------------
Total center operating expenses                       3,182,419       2,996,468       6,123,556       5,711,009
                                                   ------------------------------------------------------------
Center contribution                                     305,645       2,069,664       2,698,070       3,410,990
                                                   ------------------------------------------------------------

CORPORATE EXPENSES:
   Advertising                                        1,383,232       1,343,944       2,387,692       2,706,206
   Selling, general and administrative                1,969,929       1,467,112       3,533,555       2,719,686
   Depreciation and amortization                        443,394         545,080         932,387       1,103,025
   Restructuring charge                                 243,423             ---         243,423             ---
                                                   ------------------------------------------------------------
Total corporate expenses                              4,039,978       3,356,136       7,097,057       6,528,917
                                                   ------------------------------------------------------------
Operating loss                                       (3,734,333)     (1,286,472)     (4,398,987)     (3,117,927)
                                                   ------------------------------------------------------------

OTHER INCOME (EXPENSE):
   Interest income                                          ---          39,163           3,175         100,733
   Interest expense                                    (232,419)       (100,602)       (478,735)       (178,629)
   Other                                                    ---           1,813             ---           8,353
                                                   ------------------------------------------------------------
                                                       (232,419)        (59,626)       (475,560)        (69,543)
                                                   ------------------------------------------------------------
NET LOSS                                           $ (3,966,752)   $ (1,346,098)   $ (4,874,547)   $ (3,187,470)
                                                   ------------------------------------------------------------
   Net loss per common share -- basic and diluted  $       (.46)   $       (.20)   $       (.64)   $       (.47)
                                                   ------------------------------------------------------------
   Basic and diluted weighted average common
    shares outstanding                                8,556,216       6,715,017       7,649,964       6,715,017
                                                   ============================================================

===============================================================================================================

                See accompanying notes to financial statements

              INTEGRATED MEDICAL RESOURCES, INC. AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                                  (Unaudited)

=====================================================================================================================
                                                                                      For the six months ended
                                                                                               June 30
                                                                               ---------------------------------------
                                                                                  1998                       1997
                                                                               ---------------------------------------

OPERATING ACTIVITIES:
 Net loss                                                                      $(4,874,547)               $(3,187,470)
 Adjustments to reconcile net loss to net cash used in
  operating activities:
  Depreciation                                                                     841,327                    624,938
  Amortization                                                                      91,060                    478,087
  Provision for bad debts                                                          237,987                    215,073
  Deferred rent                                                                     13,541                        ---
  Pre-opening costs incurred                                                           ---                   (111,935)
  Changes in operating assets and liabilities:
   Accounts receivable                                                             339,830                 (1,832,554)
   Supplies                                                                          4,230                   (122,392)
   Prepaid expenses                                                               (207,353)                    (6,258)
   Accounts payable                                                             (1,110,841)                  (639,027)
   Accrued payroll                                                                  43,301                     (3,380)
   Accrued advertising                                                             196,841                    (13,714)
   Other accrued expenses                                                         (196,853)                   169,404
                                                                               --------------------------------------
     Net cash used in operating activities                                      (4,621,477)                (4,429,228)
                                                                               --------------------------------------
INVESTING ACTIVITIES:
 Purchases of property and equipment                                               (34,204)                  (341,424)
 Other                                                                             (96,001)                  (166,030)
                                                                               --------------------------------------
  Net cash used in investing activities                                           (130,205)                  (507,454)
                                                                               --------------------------------------
FINANCING ACTIVITIES:
 Principal payments on line of credit                                             (656,054)                       ---
 Borrowings on line of credit                                                          ---                  1,710,000
 Proceeds from issuance of convertible debt                                        300,000                        ---
 Principal payments on long-term debt                                             (648,693)                  (456,804)
 Debt issuance costs incurred                                                      (27,409)                       ---
 Net principal payments on capital lease obligations                              (143,897)                  (175,024)
 Proceeds from issuance of common stock                                          5,601,974                        ---
                                                                               --------------------------------------
  Net cash provided by financing activities                                      4,425,921                  1,078,172
                                                                               --------------------------------------
 Net decrease in cash and cash equivalents                                        (325,761)                (3,858,510)
 Cash and cash equivalents at beginning of period                                  765,204                  6,739,697
                                                                               --------------------------------------
 Cash and cash equivalents at end of period                                    $   439,443                $ 2,881,187
                                                                               ======================================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
   INFORMATION
 Cash paid for interest                                                        $   281,301                $   165,093

SUPPLEMENTAL SCHEDULE OF NON-CASH
   INVESTING AND FINANCING ACTIVITIES:
 Additions to property and equipment through issuance of long
  term debt                                                                            ---                $   492,000

 Conversion of long-term debt to common stock                                  $ 1,273,846                      ---
                                                                               ======================================

                                   See accompanying notes to financial statements
=====================================================================================================================

              INTEGRATED MEDICAL RESOURCES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

          Integrated Medical Resources, Inc. and subsidiaries (the "Company") is a provider of management services to clinics providing disease management services for men suffering from sexual dysfunction. At June 30, 1998, the Company managed 23 diagnostic clinics operated under the name The Diagnostic Center for Men in 16 states (collectively the "Centers"). Each of those 23 clinics has entered into long-term management contracts and lease agreements with the Company. Pursuant to these contracts and agreements, the Company provides a wide array of business services to the Centers in exchange for management fees.

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

          Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's December 31, 1997 annual report on Form 10-KSB. The results of operations for the three and six month periods ended June 30, 1998 are not necessarily indicative of the operating results that may be expected for the year ended December 31, 1998.

NOTE 2 - CONTINGENCIES

          The Company is subject to extensive federal and state laws and regulations, many of which have not been the subject of judicial or regulatory interpretation. Management believes the Company's operations are in substantial compliance with laws and regulations. Although an adverse review or determination by any such authority could be significant to the Company, management believes the effects of any such review or determination would not be material to the Company's financial condition. See "Factors That May Affect Future Results of Operations--Medicare Reimbursement."

NOTE 3 - SUBSEQUENT EVENTS

          On July 15, 1998, the Company issued $2,000,000 of Series A Convertible Preferred Stock. The Company issued 2,000 Preferred Shares at $1,000 per share with cumulative dividends of $50 per share per annum (a 5% dividend), payable quarterly. The dividends are payable in cash, or shares of Preferred Stock in certain circumstances.

          The Preferred Shares are redeemable by the Company, at its option, at the following rates: (i) $1,150 per share if redeemed on or before December 12, 1998; (ii) $1,175 per share if redeemed on or between December 13, 1998 and January 11, 1999; and (iii) $1,200 per share if redeemed on or after January 12, 1999, plus all accrued and unpaid dividends, upon five days prior notice. The Company may, at its option, cause all outstanding Preferred Shares to be converted into Common Stock at any time beginning on July 1, 2000, on at least twenty days' advance notice at the conversion rate described in the next paragraph.

          The Preferred Shares are convertible to common stock at the holder's option at any time. The conversion rate is the lower of $4.00 or an increasing discount from the average closing price five days prior to conversion. The conversion discount is 15% through December 12, 1998; 17.5% from that day through January 11, 1999; and 20% thereafter.

          The Preferred Shares are non-voting shares and are subject to certain other terms and provisions. The Company has agreed to file a registration statement covering the common stock underlying the Preferred Shares before September 15, 1998. Additionally, at an aggregate purchase price of $2.00, the Company issued to the new investor warrants to purchase 20,000 shares of common stock par value $.001 per share, at an exercise price of $4.05 per share.

          On July 15, 1998, a Stock Purchase Agreement was signed with Wellteck Medical Network, Inc. ("Wellteck") of Richmond, Virginia. Wellteck manages a single affiliated medical facility, doing business as Richmond Medical Center of Men, and a blood testing lab. The purchase price will be paid with shares of the Company's common stock and will be determined upon closing of the acquisition based on various factors and based on the clinic's performance. In connection with the transaction, Richard J. Altier has entered into a three-year employment agreement. The closing of the transaction is expected to occur in the third quarter.

          On July 15, 1998, a Stock Purchase Agreement was signed with Century Medical Group, Inc. ("Century") of Mobile, Alabama. Century manages six affiliated medical clinics located in Mobile, Birmingham, and Montgomery, AL, Biloxi and Jackson, MS and Little Rock, AR doing business as the Men's Health Center. The purchase price will be paid with shares of the Company's common stock and will be determined upon closing of the acquisition based on various factors and based on the clinic's performance. The closing of the transaction is expected to occur in the third quarter.

          On July 17, 1998 a purchase agreement was signed with Arizona Advanced Vascular, Ltd. ("AAVL"). AAVL manages 14 affiliated clinics in four states:
six clinics in its Phoenix headquarters region, four in Pittsburgh, three in Boston and one in Salt Lake City. The purchase will be paid with a combination of cash and shares of the Company's common stock and will be based on the clinic's performance. In consideration of a three-year convenant not to compete, Dr. Bruce Love was paid $125,000. The closing of the transaction is expected to occur in the third quarter.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

     The Company's managed Centers are the leading provider of disease management services for men suffering from sexual dysfunction, focusing primarily on the diagnosis and treatment of erectile dysfunction, commonly known as impotence. The Centers provide comprehensive diagnostic, educational and treatment services designed to address the medical and emotional needs of their patients and their partners through the largest network of medical clinics in the United States dedicated to the diagnosis and treatment of impotence. As of June 30, 1998, the Company manages 23 Centers in 16 states.

     For the three and six months ended June 30, 1998, approximately 75% and 74%, respectively, of patient billings were covered by medical insurance plans subject to applicable deductible and other co-pay provisions paid by the patient. Approximately 26% and 28%, respectively, of patient billings were covered by Medicare and 48% and 47%, respectively, were covered by numerous other commercial insurance plans that offer coverage for impotence treatment services. Patient billings average less for Medicare patients due to restrictions on laboratory test reimbursement and standard professional fee discounts.

Results of Operations

     The following table sets forth, for the periods indicated, certain items from the consolidated statements of operations of the Company as a percentage of net revenue:

====================================================================================
                                         For the three months     For the six months
                                            ended June 30           ended June 30
                                         -------------------------------------------
                                          1998          1997       1998        1997
                                         -------------------------------------------
Net revenue                               100.0%       100.0%     100.0%      100.0%
Center operating expenses:
  Physician salaries                       24.9         18.4       19.6        20.0
  Cost of services                         24.0         20.6       19.2        20.9
  Center staff salaries                    14.5         11.1       11.6        12.1
  Center facilities rent                    8.5          6.9        6.7         7.4
  Bad debt expense                         19.4          2.2       12.3         2.1
                                         -------------------------------------------
Total center operating expenses            91.2         59.1       69.4        62.6
                                         -------------------------------------------
Center contribution                         8.8         40.9       30.6        37.4
Corporate expenses:
  Advertising                              39.7         26.5       27.1        29.7
  Selling, general and administrative      56.5         29.0       40.1        29.8
  Depreciation and amortization            12.7         10.8       10.6        12.1
  Restructuring charge                      7.0          0.0        2.8         0.0
                                         -------------------------------------------
Total corporate expenses                  115.8         66.2       80.5        71.6
                                         -------------------------------------------
Operating loss                           (107.1)       (25.4)     (49.9)      (34.2)
Interest expense, net                      (6.7)        (1.2)      (5.4)       (0.8)
                                         -------------------------------------------
  Net loss                               (113.7)       (26.6)     (55.3)      (34.9)
====================================================================================

Three Months Ended June 30, 1998 and 1997
-----------------------------------------

     Net Revenue. Net revenue decreased approximately 31% from $5,066,132 in 1997 to $3,488,064 in 1998 due to a decline in the number of new patients seen and also to a significant decrease in diagnostic revenue per new patient. Revenue per new patient fell sharply at the beginning of the quarter due to a decline in the utilization of diagnostic testing resulting from the introduction of a new oral medication for the treatment of impotence (Viagra(R) by Pfizer). Viagra's(R) release caused what the Company believes to be a transient but significant influx of new patients seeking Viagra(R) but not wishing to pursue a diagnosis for their symptom of impotence. In addition, the decline in net revenue can secondarily be attributed to a decrease in the number of clinics under management from the previous year. The Company had 28 clinics operating under the name The Diagnostic Center for Men during the second quarter 1998, compared with 33 clinics during the same quarter 1997.

       Physician Salaries.   Physician salaries decreased approximately 7% from
$929,924 in 1997 to $868,415 in 1998 due to the closing of five clinics in December 1997. Due to the decreased net revenue for the second quarter 1998, physician salaries increased as a percentage of net revenue from 18.4% in 1997 to 24.9% in 1998.

     Cost of Services. Cost of services represent direct operating expenses of the Centers, including costs for laboratory and outsourced services, diagnostic and treatment supplies and treatment devices, decreased approximately 20% from $1,045,169 in 1997 to $837,820 in 1998 due to the decline in number of patients seen and the closing of five Centers in the fourth quarter 1997. As a percentage of net revenue, cost of services increased from 20.6% to 24.0%.

     Center Staff Salaries. Center staff salaries decreased approximately 10% from $560,992 in 1997 to $504,912 in 1998 due primarily to the closing of five clinics in December 1997. As a percentage of net revenue, center staff salaries increased from 11.1% to 14.5%, due to decreased revenues during the second quarter of 1998.

     Center Facilities Rent. Center facilities rent decreased approximately 15% from $349,223 in 1997 to $295,301 in 1998 due to the closing of five clinics in December 1997. As a percentage of net revenue, center facilities rent increased from 6.9% to 8.5%, due to decreased revenues in the Centers.

     Bad Debt Expense. Bad debt expense increased by $564,811 from $111,160 to $675,971. In 1998 the Company implemented a plan to improve the collection rate of the accounts receivable by following up via telephone calls with the Medicare and private insurance carriers. In doing so, the Company discovered various reasons why accounts had not been collected. Those reasons included claims which required additional information, claims waiting for the processing of provider numbers to be issued, claims which were not filed timely due to processing time of provider numbers, and claims for services which were denied by Medicare and the insurance carrier. Based on the results of this follow up, the Company determined that certain claims were uncollectable and were written off. The Company has implemented a policy to more closely monitor the allowance for doubtful accounts to more accurately reflect its actual bad debt experience.

     Center Contribution. Center contribution decreased approximately 85% from $2,069,664 in 1997 to $305,645 in 1998 due to the decrease in net revenue. The center operating expenses, excluding bad debts, decreased by approximately 13%, however, this decrease of $379,000 was offset by the increase in the bad debt expense of $565,000.

     Advertising. Advertising expense increased approximately 3% from $1,343,944 in 1997 to $1,383,232 in 1998 mainly due to the production of a series of three new TV commercials featuring Len

Dawson, NFL Hall of Fame Member and prostate cancer survivor, as our national spokesman. In addition, several advertising tests were implemented during May and June of 1998. These tests would not only be used to project results and efficiencies of national vs. regional advertising strategies, but to identify possible expansion markets. As a percentage of net revenue, advertising expense increased from 26.5% in 1997 to 39.7% in 1998, due to decreased revenues during the second quarter of 1998.

     Depreciation and Amortization. Depreciation and amortization decreased approximately 19% from $545,080 in 1997 to $443,394 in 1998 due to the completion of amortization of the pre-opening costs incurred with respect to the significant growth in new centers in 1996. As a percentage of net revenue, depreciation and amortization increased from 10.8% to 12.7%.

     Selling, General and Administrative. Selling, general and administrative expense increased approximately 34% from $1,467,112 in 1997 to $1,969,929 in 1998 due to legal, accounting, and consulting costs related to the pursuance of additional financing and clinic mergers and acquisitions. In addition, severance costs were incurred related to corporate executive resignations and recruitment fees were expended to locate new physicians to staff existing clinics. As a percentage of net revenue, selling, general and administrative expense increased from 29.0% to 56.5%.

     Restructuring Charge.   A restructuring charge of $243,423 was a result of
expenses for closing clinics at the end of June 1998. Additional expenses for the closed clinics will be incurred during the third quarter.

       Interest Expense, Net.   Interest expense increased from $59,626 in 1997
to $232,419 in 1998, as the Company utilized its working capital line of credit to fund cash flow deficits resulting from operating losses and continued high levels of accounts receivable. Additionally, the Company recognized interest expense resulting from the $1.4 million convertible subordinated promissory notes and attached warrants issued in December 1997 (the Stockholder Loan), from the $1.6 million convertible note issued in March 1998 (the KMI Financing), and from $1,210,000 of convertible notes (KMI additional financing) and $1,531,875 of convertible notes (additional stockholder loans) issued in May 1998. The convertible notes were converted to common stock at the end of May as a result of the approval by shareholders at the annual meeting held on May 29, 1998.

     Income Taxes. No income tax provision or benefit was recorded in 1997 or 1998 as the deferred taxes otherwise provided were offset by valuation reserves on deferred tax assets.

Six Months Ended June 30, 1998 and 1997
---------------------------------------

     Net Revenue. Net revenue decreased approximately 3% from $9,121,999 in 1997 to $8,821,626 in 1998 due to the decline in net revenues during the second quarter of 1998 as previously described. In addition, the Company recorded additional contractual adjustments as a result of the follow up work performed during the first half of 1998, as discussed above under Bad Debt Expense. The Company is continuing to refine its estimation of contractual adjustments to more accurately reflect its actual experience.

     Physician Salaries. Physician salaries decreased approximately 5% from $1,826,327 in 1997 to $1,730,847 in 1998 due to the closing of five clinics in December 1997. As a percentage of net revenue, physician salaries decreased from 20.0% to 19.6%.

     Cost of Services. Cost of services expenses decreased approximately 11% from $1,908,870 in 1997 to $1,696,958 in 1998 due to the closing of five clinics in the fourth quarter 1997. As a percentage of net revenue, cost of services decreased from 20.9% to 19.2%, primarily as a result of the elimination of the greater expenses compared to revenues of the seven clinics closed in the fourth quarter 1997.

     Center Staff Salaries. Center staff salaries decreased approximately 8% from $1,108,109 in 1997 to $1,024,184 in 1998 due primarily to the closing of five clinics in December 1997. As a percentage of net revenue, center staff salaries decreased from 12.1% to 11.6%.

     Center Facilities Rent. Center facilities rent decreased approximately 12% from $673,365 in 1997 to $590,344 in 1998 due primarily to the closing of five clinics in December 1997. As a percentage of net revenue, center facilities rent decreased from 7.4% to 6.7% due to the large number of clinics opened in early 1997.

     Bad Debt Expense. For the reasons described above, bad debt expense increased by $886,885 from $194,338 to $1,081,223.

     Center Contribution. Center contribution decreased by 21% from $3,410,990 to $2,698,070. The net revenue decreased by 3% or $300,000. The clinic operating expenses, excluding bad debts, decreased by approximately 9%, however, this decrease of $470,000 was offset by the increase in the bad debt expense of $890,000.

     Advertising. Advertising expense decreased approximately 12% from $2,706,206 in 1997 to $2,387,692 in 1998 due mainly to the transition of media buying agencies. This transition decreased agency management fees significantly, and by adopting their tracking systems, provided the Company media efficiencies. As a percentage of net revenue, advertising expense decreased from 29.7% to 27.1%.

     Depreciation and Amortization. Depreciation and amortization decreased approximately 15% from $1,103,025 in 1997 to $932,387 in 1998 due to completion of amortization of pre-opening costs incurred with respect to the eighteen new Centers opened from January 1996 to January 1997. As a percentage of net revenue, depreciation and amortization decreased from 12.1% to 10.6%, due primarily to reduced expense. Pre-opening costs are amortized over a 12-month period.

     Selling, General and Administrative. Selling, general and administrative expense increased approximately 30% from $2,719,686 in 1997 to $3,533,555 in 1998 due principally to legal, accounting and consulting costs related to the pursuance of additional financing issuances and clinic mergers and acquisitions, expansion of the telephone appointment center staff in late 1997 to support higher call volumes in response to more effective advertising, additional staffing in accounting and additional staffing in billing and collections in order to improve the accuracy of billing and collection of outstanding accounts receivable. As a percentage of net revenue, selling, general and administrative expense increased from 29.8% to 40.1%, both as a result of the above described expenses and decreased net revenue.

     Interest Expense, Net. For the reasons described above, interest expense increased from $69,543 in 1997 to $475,560 in 1998.

     Income Taxes. No income tax provision or benefit was recorded in 1997 or 1998 as the deferred taxes otherwise provided were offset by valuation reserves on deferred tax assets.

Liquidity and Capital Resources
-------------------------------

     Through 1997 and the first six months of 1998, the Company experienced significant cash flow shortages as expenses exceeded cash receipts and accounts receivable collections were slowed or, due to certain Medicare reimbursement issues, suspended. As a result of these shortages, the Company obtained the line of credit, as well as an infusion of equity of $4.2 million during the second quarter and $2.8 million in March.

     Due to the growth in the number of new center openings and fluctuations in patient flows, the Company has experienced increased and varied operating cash flow deficits from its inception. This resulted primarily from differences in working capital levels (particularly, accounts receivable) required to accommodate the increased services to centers and variances in operating results. The variances were principally attributable to the fact that revenues at new centers have generally increased with patient volumes over the first six months of operations while operating expenses have remained relatively fixed from the first month of operation. In addition, the Company had increased corporate staff, expanded the national call center and increased advertising costs to support new center openings, thereby significantly increasing administrative expenses in advance of expected revenues. As a result of patients seeking Viagra(R) and not seeking a diagnosis for their symptom of impotence, revenues for the second quarter decreased due to lower new patient revenue. The Company has taken measures intended to reduce operating losses and improve cash flow through the closing of seven centers in the fourth quarter 1997, five centers in June 1998, cancellation of the planned opening of an additional center and reductions in corporate staffing in January 1998. In addition, the Company is enhancing its advertising program, eliminating inefficiencies in the way the Company is managed, and redirecting strategies to enhance patient revenues. The Company is also in the process of acquiring other men's health clinic management businesses in order to increase revenues and achieve operating and advertising cost synergies.

     The Company has financed its operations and met its capital requirements with cash flows from services provided to existing Centers, proceeds from private placements of equity securities, an initial public offering of equity securities, the utilization of bank lines of credit, bank loans and capital lease obligations. The Company has a working capital line of credit with a finance company under which it may borrow up to $5.0 million through October 24, 1999, based on specified percentages of eligible accounts receivable. At June 30, 1998, the Company had $2,430,190 outstanding under this Line of Credit, the maximum available based on eligible accounts receivable balances. The interest rate applicable to the line of credit is 2.5% above the Bank of America prime lending rate (which prime lending rate was 8.5% at June 30, 1998). In October 1997, the Company entered into a $500,000 term loan agreement with the finance company which provides the line of credit, secured by property and equipment, payable in monthly installments through October 2000, bearing interest at 12.74%. In July 1998, the Company issued $2,000,000 of Series A Convertible Preferred Stock. See "Subsequent Events."

       At June 30, 1998, the Company had cash and cash equivalents of $439,000. Accounts receivable, net of allowance, decreased $577,817, from $8,411,413 at December 31, 1997 to $7,833,596 at June 30, 1998. The decrease in accounts receivable is primarily due to decreases in net revenue and bad debt write-offs. The June 30, 1998 amount includes $209,000 recently submitted for Medicare reimbursement after completion of appropriate provider registration requirements or pending submission awaiting completion of those requirements, which the Company anticipates will be completed by the third quarter 1998. In addition, $638,000 in Medicare billings were under payment suspension, see "Factors That May Affect Future Results of Operations--Medicare Reimbursement."

     The Company is continuing to seek additional working capital financing through equity sources although there can be no assurance that any such funds can be obtained. The Company believes that funds available under the Company's line of credit, operating cash flows generated, especially if collections of accounts receivable improve, proceeds from issuance of the Preferred Shares, and proceeds of the conversion of additional options by KMI, IVP and Frazier, if any, when combined with the additional financing being sought, will be sufficient to satisfy its working capital requirements through the end of the year.

Year 2000 Compliance
--------------------

     Many computer software and hardware systems currently are not, or will or may not be, able to read, calculate or output correctly using dates after 1999, and such systems will require significant modifications in order to be "year 2000 compliant." This issue may adversely affect the operations and financial performance of the Company because its computer systems are an integral part of the Company's health care delivery activities as well as its accounting and other information systems and because the Company will have to divert financial resources and personnel to address this issue.

     The Company has begun to review its computer hardware and software systems. The existing systems will be upgraded either through modifications, or replacement. The Company currently anticipates this upgrading to be completed by July 1, 1999.

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

     The Company expects to incur approximately $100,000 in each fiscal quarter beginning with the third quarter of 1998 through the second quarter of 1999 to resolve the Company's year 2000 compliance issues. All expenses incurred in connection with year 2000 compliance will be expensed as incurred, other than acquisitions of new software or hardware, which will be capitalized.

Factors That May Affect Future Results of Operations
----------------------------------------------------

       Ability to Manage Growth. Through 1997, the Company experienced rapid growth that resulted in new and increased responsibilities for management personnel and has placed increased demands on the Company's management, operational and financial systems and resources. To accommodate this growth and to compete effectively and manage future growth, the Company will be required to continue to implement and improve its operational, financial and management information systems, and to train, motivate and manage its work force. There can be no assurance that the Company's personnel, systems, procedures and controls will be adequate to support the Company's operations. Any failure to implement and improve the Company's operational, financial and management systems or to train, motivate or manage employees could have a material adverse effect on the Company's financial condition and results of operations.

       The Company intends to establish clinics in new markets where it has never before provided services. As part of its market selection analysis, the Company has invested and will continue to invest substantial funds in the compilation and examination of market data. There can be no assurance that the market data will be accurate or complete or that the Company will select markets in which it will achieve profitability.

     In addition, the Company has recently committed to and will continue to pursue acquisitions of medical clinics or practices providing male sexual health services. There are various risks associated with the Company's acquisition strategy, including the risk that the Company will be unable to identify, recruit or acquire suitable acquisition candidates, or to integrate and manage the acquired clinics or practices, or to fund the operations of acquired clinics. There can be no assurance that clinics and practices will be available for acquisition by the Company on acceptable terms, or that any liabilities assumed in an acquisition will not have a material adverse effect on the Company's financial condition and results of operations.

     Seasonality and Fluctuations in Quarterly Results. The Company's historical quarterly revenues and financial results prior to 1997 demonstrated a seasonal pattern in which the first and fourth quarters were typically stronger than the second and third quarters. The summer months of May through August have showed seasonal decreases in patient volume and billings. In 1997 and in 1998 to date, this seasonal downturn was not indicated in patient volumes although there was a decrease in call volumes. The Company cannot predict that this seasonality will not be demonstrated in the future and there can be no assurance that such seasonal fluctuations will not produce decreased revenues and poorer financial results. The failure to open new Centers on anticipated schedules, the opening of multiple Centers in the same quarter or the timing of acquisitions may also have the effect of increasing the volatility of quarterly results. Any of these factors could have a material adverse impact on the Company's stock price.

     Dependence on Reimbursement by Third Party Payors. For the quarter ended June 30, 1998, approximately 75% of patient billings were covered by medical insurance plans subject to applicable deductibles and other co-pay provisions paid by the patient. Approximately 26% of patient billings were covered by Medicare and 48% were covered by numerous other commercial insurance plans that offer coverage for impotence treatment services. The health care industry is undergoing cost containment pressures as both government and non-government third party payors seek to impose lower reimbursement and utilization rates and to negotiate reduced payment schedules with providers. This trend may result in a reduction from historical levels of per-patient revenue for such health care providers. Further reductions in third party payments to physicians or other changes in reimbursement for health care services could have a direct or indirect material adverse effect on the Company's financial condition and results of operations. In addition, as managed Medicare arrangements continue to become more prevalent, there can be no assurance that the Centers will qualify as a provider for relevant arrangements, or that participation in such arrangements would be profitable. Any loss of business due to the increased penetration of managed Medicare arrangements could have a material adverse effect on the Company's financial condition and results of operations.

     The Company has recently been informed by certain Medicare carriers that under their interpretation of Medicare policies, these carriers intend to limit the circumstances for coverage of certain diagnostic testing for impotence. Although the Company intends to appeal these carriers' interpretation, if it is determined that the Company will no longer be reimbursed for these services, the loss of revenue could have a material adverse effect on the Company's financial condition and results of operations.

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

     Medicare Reimbursement. Historically, the percent of DCM patients for which reimbursement is sought from Medicare has averaged approximately 30% system-wide, although such average ranges from approximately 15% to 53% among individual Centers. Medicare reimbursements for professional services are processed by numerous carriers ("Service Carriers") and reimbursements for durable medical equipment ("DMERCs") are handled by four regional carriers. These Service Carriers and DMERCs routinely review the billing practices and procedures of health care providers and during such reviews these Carriers often temporarily suspend all reimbursement payments to the providers whether or not related to the billing issue being reviewed.

     Currently, there are two DMERCs and two Service Carriers that have notified a DCM that a review is being conducted and that Medicare claims are being held in suspense pending such review. In addition, the Company is aware that the Federal Bureau of Investigation is continuing to review certain aspects of its operations and Medicare billing practices. System-wide, the total amount of billings under suspension as of June 30, 1998 was approximately $395,000.

     The Company is fully cooperating in the DMERC and Service Carrier reviews, and believes that its billing practices and procedures are proper. One earlier review by another DMERC has been concluded and the amounts suspended have been released to the Company. However, in the event the other carriers were to disallow the reimbursement requests under review, some or all of the suspended payments would not be collected. In addition, depending upon the particular facts and circumstances involved in the review, the carriers could seek repayment of prior reimbursements and deny reimbursement for such claims in the future. Under certain circumstances, the submission of improper

Medicare reimbursement claims can result in civil and criminal penalties and disqualification from seeking any reimbursement from Medicare in the future.

     The current or future investigations could result in the presently suspended reimbursement payments being denied, future suspensions being imposed, criminal or civil fines or penalties being levied, or permanent denial of Medicare reimbursement being imposed. Any of these events could have a material adverse effect on the Company's financial condition and its ability to continue to operate.

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

     In October 1997, the Company was notified that the California State Board of Medical Examiners was investigating several physicians and centers in California for which the Company provides management services related to alleged infractions of the state corporate practice of medicine rules. The California State Board of Medical Examiners has referred the investigation to the California Attorney General's office and no assessments have been proposed. The Company is fully cooperating in this review and believes that the pending review will be concluded without material adverse effect on the Company. Due to the weak market demand, the Company closed the California clinics in late June 1998.

     Dependence on Rigiscans; Potential Impact of Innovations. Rigiscan patient monitoring devices accounted for approximately 23% of the centers' revenues for the quarter ended June 30, 1998. As a consequence, any material adverse development with respect to the Rigiscan devices, limitation in the availability of such devices or material increase in the costs of such devices could have a material adverse effect on the financial condition and results of operations of the Company. In addition, innovations in diagnostic tools and treatments for male sexual dysfunction (such as the recent introduction of Viagra(R)) or changes in reimbursement practices by third party payors for such diagnostic tools and therapies could have a material adverse effect on the financial condition and results of operations of the Company.

     The Company has recently been informed by certain Medicare carriers that under their interpretation of Medicare policies, these carriers intend to limit the circumstances for coverage of certain diagnostic testing for impotence. Although the Company intends to appeal these carriers' interpretation, if it is determined that the Company will no longer be reimbursed for these services, the loss of revenue could have a material adverse effect on the Company's financial condition and results of operations.

       In March 1998, the FDA approved Viagra(R) (Pfizer), the first oral medication approved for use in the treatment of impotence. The Company anticipates that the revenue generated for diagnosis, testing and treatment of impotence with Viagra(R) will be lower than historical levels on a per patient basis. As the treatment has only been available for a few months, the ultimate impact on the Company's patient volume, revenue and earnings is unknown. However, the impact could be materially adverse.

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

                          PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         On February 18, 1998, Draft Worldwide, Inc. ("Draft Worldwide") filed a complaint against the Company for breach of contract. The parties have reached a verbal agreement and are in the process of drafting a written agreement to settle this dispute which requires the Company to pay $325,000 by the end of the year in two installments payable upon receipt of future financing.

         After the end of the quarter, two landlords and one ex-employee filed lawsuits arising from the earlier announced closing of clinics and one recruiting services provider has filed a lawsuit for payment of services rendered. The Company intends to vigorously defend these lawsuits.

ITEM 2.  CHANGES IN SECURITIES

         The following sets forth all sales of unregistered securities by the Company for the quarter ended June 30, 1998. No underwriters were involved in any sale, nor were any commissions or similar fees paid by the Company with respect thereto. The Company relied on Section 4(2) of the Securities Act of 1933 for an exemption in each such case:

         On April 17, 1998, Dr. E. Stanley Kardatzke joined the Company as Chief Executive Officer and Chairman of the Board of Directors. In conjunction with his joining, the convertible note with Kardatzke Management, Inc. was converted to common stock and an option to purchase additional shares of common stock was exercised. This transaction resulted in a capital infusion of $2,375,000 and the issuance of 1,104,650 shares of common stock. In addition, Dr. Kardatzke, upon joining the Company, received options to purchase an aggregate 600,000 shares of common stock at a purchase price of $2.15 per share, vesting over four years.

         On May 29, 1998, at the annual meeting of shareholders, the shareholders approved certain transactions whereby the conversion of notes and exercise of options resulted in a capital infusion of approximately $4.2 million and the issuance of 1,926,451 shares of common stock. Of these shares, 562,792 were issued to Kardatzke Management, Inc. and the remaining 1,363,659 were issued to IVP/Frazier, in satisfaction of convertible loans.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not Applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

         On May 29, 1998, at the annual meeting of shareholders, the shareholders approved a) the election of Dwayne R. Sigler and Samuel D. Colella, Class II Directors, to serve, in each case, for a term of three years; b) the ratification and approval of a transaction with Kardatzke Management, Inc. ("KMI"), whereby KMI loaned the Company $1,600,000 in exchange for a note convertible into 744,186 shares of Common Stock of the Company and related options to purchase Common Stock and entered into a management consulting agreement with the Company; and c) an amendment to the

         Amended and Restated Articles of Incorporation of the Company which increased the authorized number of shares of the Company's Common Stock from 10,000,000 shares to 25,000,000 shares.

ITEM 5.  OTHER INFORMATION

         Not Applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) EXHIBITS REQUIRED TO BE FILED BY ITEM 601 OF REGULATION S-B

         4(m)  Note and Warrant Agreement by  the Company in favor of E.
               Stanley Kardatzke, Trustee of the E. Stanley Kardatzke Revocable Trust, in the original principal amount of $300,000 dated July 1, 1998.

         4(n) Stock Purchase Warrant by the Company in favor of E. Stanley Kardatzke, Trustee of the E. Stanley Kardatzke Revocable Trust, dated July 1, 1998.

         4(o) Convertible Subordinated Promissory Note by the Company in favor of E. Stanley Kardatzke, Trustee of the E. Stanley Kardatzke Revocable Trust, dated July 1, 1998.

         27    Financial Data Schedule

     (b) REPORTS ON FORM 8-K

         On April 14, 1998, the Company filed Form 8-K reporting under Item 5, Other Events, announcing Dr. Kardatzke joined the Company in the capacity of Chief Executive Officer and Chairman of the Board of Directors. Dr. Kardatzke loaned the Company $1,600,000 which were later converted to 744,186 Shares of Common Stock. In addition, Dr. Kardatzke exercised options to purchase an additional 593,022 Shares of Common Stock. These transactions resulted in a capital infusion of $2,875,000.

         On April 28, 1998, the Company filed Form 8-K reporting under Item 5, Other Events, the amendments made to the financing arrangements referred to in the Form 8-K filed on April 14, 1998.

         On June 10, 1998, the Company filed Form 8-K reporting under Item 5, Other Events, the approval by shareholders at the annual meeting of certain equity transactions whereby the conversion of notes and exercise of options resulted in a capital infusion of approximately $4.2 million and the issuance of 1,926,451 shares of common stock. Unaudited balance sheets of the Company at March 31, 1998 and April 30, 1998 and a proforma balance sheet as of April 30, 1998 was filed with the Form 8-K.

SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       INTEGRATED MEDICAL RESOURCES, INC.


Date: August 14, 1998                  By: /s/ Dr. E. Stanley Kardatzke
                                       ---------------------------------------
                                       Dr. E. Stanley Kardatzke
                                       Chairman and Chief Executive Officer

                                       By: /s/ Janel E. Chilson
                                       ---------------------------------------
                                       Janel E. Chilson
                                       Chief Accounting Officer
                                       (Authorized Officer and Principal
                                       Financial and Accounting Officer)