Form 10QSB
period 1998-07-30
INTEGRATED MEDICAL RESOURCES INC
filed 1998-11-17
CIK 918591

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

             [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 1998

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

As of October 31, 1998, there were 10,438,029 outstanding shares of common stock, par value $.001 per share.


Transitional Small Business Disclosure Format (Check one):   Yes     No  X

                          PART I. FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

======================================================================================================================

               INTEGRATED MEDICAL RESOURCES, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets
======================================================================================================================
                                                                        September 30,             December 31,
                             ASSETS                                         1998                      1997
                                                                         (unaudited)
                                                                   ------------------------ --------------------------

CURRENT ASSETS:
   Cash and cash equivalents                                               $      265,279            $      765,204
   Accounts receivable, less allowance of $3,845,669 in 1998 and
     $2,074,660 in 1997                                                         5,458,812                 8,411,413
   Supplies                                                                       356,024                   407,071
   Prepaid expenses                                                               185,945                   101,640
                                                                   ------------------------ --------------------------
     Total current assets                                                       6,266,060                 9,685,328

NON-CURRENT ASSETS:
   Property and equipment:
     Furniture, fixtures and equipment                                          8,775,617                 8,351,703
     Leasehold improvements                                                       176,988                   151,836
                                                                   ------------------------ --------------------------
                                                                                8,952,605                 8,503,539
     Accumulated depreciation                                                   4,127,250                 2,801,377
                                                                   ------------------------ --------------------------
                                                                                4,825,355                 5,702,162

   Goodwill                                                                       842,675                       ---
   Intangible assets                                                              293,657                   182,843
   Other assets                                                                   301,595                   239,439
                                                                   ------------------------ --------------------------
TOTAL ASSETS                                                               $   12,529,342            $   15,809,772
                                                                   ------------------------ --------------------------

                 See accompanying notes to financial statements
======================================================================================================================






======================================================================================================================

               INTEGRATED MEDICAL RESOURCES, INC. AND SUBSIDIARIES

                     Consolidated Balance Sheets (continued)
======================================================================================================================
                                                                             September 30,           December 31,
                  LIABILITIES AND STOCKHOLDERS' EQUITY                             1998                  1997
                                                                               (unaudited)
                                                                          --------------------- --------------------------

CURRENT LIABILITIES:
   Accounts payable                                                            $    4,360,011         $    3,793,008
   Accrued payroll                                                                    838,989                647,582
   Accrued advertising                                                                425,943                773,468
   Accrued restructuring charge                                                       407,112                628,120
   Other accrued expenses                                                             137,147                188,980
   Working capital line of credit                                                   1,279,333              3,085,954
   Current portion of long-term debt                                                2,593,433              2,685,491
   Current portion of capital lease obligations                                       176,997                245,684
                                                                          --------------------- --------------------
     Total current liabilities                                                     10,218,965             12,048,287

NON-CURRENT LIABILITIES:
   Deferred rent                                                                      216,426                195,748
   Long-term debt, less current portion                                               759,900              1,325,282
   Capital lease obligations, less current portion                                     52,015                139,898
                                                                          --------------------- --------------------
     Total non-current liabilities                                                  1,028,341              1,660,928

STOCKHOLDERS' EQUITY:
   Preferred stock, $.001 par value:
     Authorized shares - 1,696,698
     Issued and outstanding shares - 2,000                                                  2                    ---
   Common stock, $.001 par value:
     Authorized shares - 25,000,000
     Issued and outstanding shares - 10,438,029                                        10,437                  6,731
   Treasury stock, at cost                                                           (11,347)               (11,347)
   Additional paid-in capital                                                      27,701,955             18,219,781
   Accumulated deficit                                                           (26,419,011)           (16,114,608)
                                                                          --------------------- --------------------
      Total stockholders' equity                                                    1,282,036              2,100,557
                                                                          --------------------- --------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                     $   12,529,342        $    15,809,772
                                                                          --------------------- --------------------

                 See accompanying notes to financial statements
======================================================================================================================




=======================================================================================================================
               INTEGRATED MEDICAL RESOURCES, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)
-----------------------------------------------------------------------------------------------------------------------
                                                        ---------------------------------------------------------
                                                             For the three months            For the nine months
                                                                    ended                           ended
                                                                 September 30                   September 30
                                                        --------------------------------------------------------------
                                                        --------------------------------------------------------------
                                                             1998            1997           1998            1997
                                                        --------------------------------------------------------------

NET REVENUE:                                                 $2,140,175      6,230,921     $10,961,801     $15,352,920

Center operating expenses:
   Physician salaries                                           680,555        909,859       2,411,402       2,736,186
   Cost of services                                             662,267      1,439,517       2,359,225       3,348,387
   Center staff salaries                                        481,695        641,460       1,505,879       1,749,569
   Center facilities rent                                       249,962        341,922         840,306       1,015,287
   Bad debt expense                                           1,899,323        131,284       2,980,546         325,622
                                                        --------------------------------------------------------------
Total center operating expenses                               3,973,802      3,464,042      10,097,358       9,175,051
                                                        --------------------------------------------------------------
Center contribution                                         (1,833,627)      2,766,879         864,443       6,177,869
                                                        --------------------------------------------------------------

CORPORATE EXPENSES:
   Advertising                                                1,082,379      1,432,182       3,470,071       4,138,388
   Selling, general and administrative                        1,877,103      1,597,121       5,410,658       4,316,807
   Depreciation and amortization                                470,926        514,790       1,403,313       1,617,815
   Restructuring charge                                             ---            ---         243,423             ---
                                                        --------------------------------------------------------------
Total corporate expenses                                      3,430,408      3,544,093      10,527,465      10,073,010
                                                        --------------------------------------------------------------
Operating loss                                              (5,264,035)      (777,214)     (9,663,022)     (3,895,141)
                                                        --------------------------------------------------------------

OTHER INCOME (EXPENSE):
   Interest income                                                  857         14,754           4,032         115,487
   Interest expense                                           (165,226)      (106,410)       (643,961)       (285,039)
   Other                                                        (1,452)       (19,258)         (1,452)        (10,905)
                                                        --------------------------------------------------------------
                                                              (165,821)      (110,914)       (641,381)       (180,457)
                                                        --------------------------------------------------------------
NET LOSS                                                $   (5,429,856) $    (888,128)  $ (10,304,403)  $  (4,075,598)

                                                        --------------------------------------------------------------
   Net loss per common share -- basic and diluted        $        (.54) $        (.13)  $       (1.21)  $        (.61)
                                                        --------------------------------------------------------------
   Basic and diluted weighted average common
   shares outstanding                                        10,125,312      6,717,517       8,484,147       6,717,517
                                                        --------------------------------------------------------------

                 See accompanying notes to financial statements
=======================================================================================================================








======================================================================================================================

               INTEGRATED MEDICAL RESOURCES, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                                   (Unaudited)
======================================================================================================================
                                                                                For the nine months ended
                                                                                      September 30
                                                                   ===================================================
                                                                               1998                     1997
                                                                   -------------------------- ------------------------

OPERATING ACTIVITIES:
   Net loss                                                          $   (10,304,403)           $   (4,075,598)
   Adjustments to reconcile net loss to net cash used in
   operating activities:
     Depreciation                                                           1,242,585                    924,098
     Amortization                                                             160,728                    693,717
     Provision for bad debts                                                1,714,009                    346,357
     Deferred rent                                                             20,678                        ---
     Pre-opening costs incurred                                                 ---                    (116,090)
     Changes in operating assets and liabilities:
       Accounts receivable                                                  1,439,931                (3,231,343)
       Supplies                                                                51,047                   (92,043)
       Prepaid expenses                                                      (82,819)                     18,388
       Accounts payable                                                       542,025                (1,662,153)
       Accrued payroll                                                        191,407                     18,961
       Accrued advertising                                                   347,525)                      1,673
       Other accrued expenses                                                283,941)                    296,198
                                                                   -------------------------- ------------------------
         Net cash used in operating activities                            (5,656,278)                (6,877,835)
                                                                   -------------------------- ------------------------
INVESTING ACTIVITIES:
   Acquisition of Arizona Advanced Vascular, LTD                            (250,000)                        ---
   Purchases of property and equipment                                       (48,499)                  (584,614)
   Other                                                                    (138,996)                  (301,625)
                                                                   -------------------------- ------------------------
     Net cash used in investing activities                                  (437,495)                  (886,239)
                                                                   -------------------------- ------------------------
FINANCING ACTIVITIES:
   Principal payments on line of credit                                   (1,806,621)                        ---
   Borrowings on line of credit                                               ---                      1,983,304
   Proceeds from issuance of notes payable and long-term debt                 ---                        490,000
   Proceeds from issuance of convertible debt                               1,200,000                        ---
   Principal payments on long-term debt                                     (938,152)                  (580,633)
   Debt issuance costs incurred                                              (35,936)                        ---
   Net principal payments on capital lease obligations                      (220,246)                   (98,782)
   Purchase of common stock                                                     ---                     (11,347)
   Proceeds from issuance of common stock                                   5,601,974                          2
   Proceeds from issuance of preferred stock                                1,792,829                        ---
                                                                   -------------------------- ------------------------
     Net cash provided by financing activities                              5,593,848                  1,782,544
                                                                   -------------------------- ------------------------
   Net decrease in cash and cash equivalents                                (499,925)                (5,981,530)
   Cash and cash equivalents at beginning of period                           765,204                  6,739,697
                                                                   -------------------------- ------------------------
   Cash and cash equivalents at end of period                        $        265,279              $     758,167
                                                                   -------------------------- ------------------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
   INFORMATION
   Cash paid for interest                                            $        399,790           $        202,108
SUPPLEMENTAL SCHEDULE OF NON-CASH
   INVESTING AND FINANCING ACTIVITIES:
   Additions to property and equipment through issuance of long
     term debt                                                                   ---             $       492,000
   Acquisition of Wellteck Medical Network, Inc. through
     issuance of common stock                                        $        822,000                        ---
   Conversion of long-term debt to common stock                             1,273,846                        ---
                                                                   ---------------------------------------------------

                 See accompanying notes to financial statements

               INTEGRATED MEDICAL RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

         Integrated Medical Resources, Inc. and subsidiaries (the "Company") is a provider of management services to clinics providing disease management services for men suffering from sexual dysfunction. At September 30, 1998, the Company managed 25 diagnostic clinics operated under the name The Diagnostic Center for Men in 17 states (collectively the "Centers"). Each of those 25 clinics has entered into long-term management contracts and lease agreements with the Company. Pursuant to these contracts and agreements, the Company provides a wide array of business services to the Centers in exchange for management fees. The Company also manages one blood testing lab formerly managed by Wellteck Medical Network, Inc.

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

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's December 31, 1997 annual report on Form 10-KSB. The results of operations for the three and nine month periods ended September 30, 1998 are not necessarily indicative of the operating results that may be expected for the year ended December 31, 1998.


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


NOTE 3 - SUBSEQUENT EVENTS

         On October 6, 1998, the Company obtained bridge loans totaling $700,000 provided by previous investors, including some affiliated with Directors of the Company.

         On October 15, 1998, the Company was notified by The Nasdaq Stock Market that delisting from the Nasdaq National Market was being considered due to a lack of compliance with the listing requirements. An oral hearing has been requested by the Company in order to preserve its listing on the Nasdaq National Market.

         On November 12, 1998, the Company announced that it has filed for protection under Chapter 11 of the U.S. Bankruptcy Code. It was also announced that the Company instituted immediate and significant reductions in the Lenexa, Kansas headquarters staff and temporarily closed many clinic locations. In addition, the planned merger with Century Medical Group was canceled. This followed an announcement on November 5, 1998 that the Company did not meet payroll for the last two weeks of October.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

         The Company's managed Centers are the leading provider of disease management services for men suffering from sexual dysfunction, focusing primarily on the diagnosis and treatment of erectile dysfunction, commonly known as impotence. The Centers provide comprehensive diagnostic, educational and treatment services designed to address the medical and emotional needs of their patients and their partners through the largest network of medical clinics in the United States dedicated to the diagnosis and treatment of impotence. As of September 30, 1998, the Company manages 25 Centers in 17 states and one blood testing lab.

         For the three and nine months ended September 30, 1998, approximately 79% and 81%, respectively, of patient billings were covered by medical insurance plans subject to applicable deductible and other co-pay provisions paid by the patient. Approximately 23% and 27%, respectively, of patient billings were covered by Medicare and 57% and 54%, respectively, were covered by numerous other commercial insurance plans that offer coverage for impotence treatment services. Patient billings average less for Medicare patients due to restrictions on laboratory test reimbursement and standard professional fee discounts.

Results of Operations

         The following table sets forth, for the periods indicated, certain items from the consolidated statements of operations of the Company as a percentage of net revenue:


====================================================================================================
                                              For the three months         For the nine months
                                               ended September 30           ended September 30
                                           ---------------------------------------------------------

                                           ---------------------------------------------------------
                                               1998          1997           1998          1997
                                           ---------------------------------------------------------

Net revenue                                   100.0%        100.0%         100.0%        100.0%
Center operating expenses:
   Physician salaries                           31.8         14.6           22.0          17.8
   Cost of services                             30.9         23.1           21.5          21.8
   Center staff salaries                        22.5         10.3           13.7          11.4
   Center facilities rent                       11.7          5.5            7.7           6.7
   Bad debt expense                             88.8          2.1           27.2           2.1
                                           --------------------------------------------------------
Total center operating expenses                185.7         55.6           92.1          59.8
                                           --------------------------------------------------------
Center contribution                            (85.7)        44.4            7.9          40.2
Corporate expenses:
   Advertising                                  50.6         23.0           31.7          27.0
   Selling, general and administrative          87.7         25.6           49.4          28.1
   Depreciation and amortization                22.0          8.3           12.8          10.5
   Restructuring charge                          0.0          0.0            2.2           0.0
                                           --------------------------------------------------------
Total corporate expenses                       160.3         56.9           96.1          65.6
                                           --------------------------------------------------------
Operating loss                                (246.0)       (12.5)         (88.2)        (25.4)
Interest expense, net                           (7.7)        (1.8)         (5.8)          (1.1)
                                           --------------------------------------------------------
   Net loss                                   (253.7)       (14.3)         (94.0)        (26.5)
===================================================================================================



Three Months Ended September 30, 1998 and 1997

         Net Revenue. Net revenue decreased approximately 66% from $6,230,921 in 1997 to $2,140,175 in the same period of 1998. This was primarily due to a 41% decline in the number of new patients seen during the quarter compared with the same quarter in 1997, resulting from a smaller number of clinics in operation and a curtailed advertising spend caused by the Company's severe cash constraints. In addition, the Company experienced a 32% decrease in diagnostic revenue per new patient versus the third quarter of 1997. The diagnostic revenue per new patient was unchanged from the second quarter of 1998. As previously reported, the release of Viagra(R) caused what the Company believes to be a transient influx of new patients seeking Viagra(R) but not wishing to pursue a diagnosis for their symptom of impotence.

         Physician Salaries. Physician salaries decreased approximately 25% from $909,859 in 1997 to $680,555 in 1998 due to the closing of five clinics in December 1997 and the closing of five additional clinics in June 1998. Due to the decreased net revenue for the third quarter 1998, physician salaries increased as a percentage of net revenue from 14.6% in 1997 to 31.8% in 1998.

         Cost of Services. Cost of services represent direct operating expenses of the Centers, including costs for laboratory and outsourced services, diagnostic and treatment supplies and treatment devices, decreased approximately 54% from $1,439,517 in 1997 to $662,267 in 1998 due to the decline in number of patients seen and the decrease in the number of clinics under management from the previous year. As a percentage of net revenue, cost of services increased from 23.1% to 30.9%.

         Center Staff Salaries. Center staff salaries decreased approximately 25% from $641,460 in 1997 to $481,695 in 1998 due primarily to the closing of five clinics in December 1997 and the closing of five additional clinics in June 1998. As a percentage of net revenue, center staff salaries increased from 10.3% to 22.5%, due to decreased revenues during the third quarter of 1998.

         Center Facilities Rent. Center facilities rent decreased approximately 27% from $341,922 in 1997 to $249,962 in 1998 due to the closing of five clinics in December 1997 and the closing of five additional clinics in June 1998. As a percentage of net revenue, center facilities rent increased from 5.5% to 11.7%, due to decreased revenues in the Centers.

         Bad Debt Expense. Bad debt expense increased by $1,768,040 from $131,284 to $1,899,324. In 1998 the Company implemented a plan to improve the collection rate of the accounts receivable by following up via telephone calls with the Medicare and private insurance carriers. In doing so, the Company discovered various reasons why accounts had not been collected. Those reasons included claims which required additional information, claims waiting for the processing of provider numbers to be issued, claims which were not filed timely due to processing time of provider numbers, and claims for services which were denied by Medicare and the insurance carrier. Based on the results of this follow up, the Company determined that certain claims were uncollectable and were written off. The Company has implemented a policy to more closely monitor the allowance for doubtful accounts to more accurately reflect its actual bad debt experience.

         Center Contribution. Center contribution decreased approximately 166% from $2,766,879 in 1997 to a loss of $1,833,627 in 1998 due primarily to the decrease in net revenue and secondarily to a large write-off of prior year accounts receivables to bad debt expense. The center operating expenses, excluding bad debts, decreased by approximately 38%, however, this decrease of $1,258,280 was offset by the increase in the bad debt expense of $1,768,000.

         Advertising.  Advertising  expense  decreased  approximately  24%  from
$1,432,182 in 1997 to $1,082,379 in 1998 due to the suspension of broadcast (television and radio) advertisements in late August. These broadcast advertisements were curtailed due to the Company's severe cash constraints. See "Liquidity and Capital Resources." As a percentage of net revenue, advertising expense increased from 23.0% in 1997 to 50.6% in 1998, due to decreased revenues during the third quarter of 1998.

         Depreciation and Amortization. Depreciation and amortization decreased approximately 9% from $514,790 in 1997 to $470,926 in 1998 due to the completion of amortization of the pre-opening costs incurred with respect to the significant growth in new centers in 1996. As a percentage of net revenue, depreciation and amortization increased from 8.3% to 22.0%.

         Selling, General and Administrative. Selling, general and administrative expense increased approximately 18% from $1,597,121 in 1997 to $1,877,103 in 1998 due to legal, accounting, and consulting costs related to the pursuance of additional financing and clinic mergers and acquisitions. As a percentage of net revenue, selling, general and administrative expense increased from 25.6% to 87.7%.

         Interest Expense, Net. Interest expense increased from $110,914 in 1997 to $165,821 in 1998, as the Company utilized its working capital line of credit to fund cash flow deficits resulting from operating losses. Additionally, the Company recognized interest expense resulting from the $1.2 million convertible subordinated promissory notes and attached warrants issued in July 1998 (the Stockholder Loan).

     Income Taxes. No income tax provision or benefit was recorded in 1997 or 1998 as the deferred taxes otherwise provided were offset by valuation reserves on deferred tax assets.

Nine Months Ended September 30, 1998 and 1997

         Net Revenue. Net revenue decreased approximately 29% from $15,352,920 in 1997 to $10,961,801 in 1998 due to the decline in net revenues during the second and third quarters of 1998 as previously described. In addition, the Company recorded additional contractual adjustments as a result of the follow up work performed during the first nine months of 1998, as discussed above under Bad Debt Expense. The Company is continuing to refine its estimation of contractual adjustments to more accurately reflect its actual experience.

         Physician Salaries. Physician salaries decreased approximately 12% from $2,736,186 in 1997 to $2,411,402 in 1998 due to the closing of five clinics in December 1997 and the closing of five additional clinics in June 1998. As a percentage of net revenue, physician salaries increased from 17.8% to 22.0% due to decreased net revenue during the second and third quarters of 1998.

         Cost of Services. Cost of services expenses decreased approximately 30% from $3,348,387 in 1997 to $2,359,225 in 1998 due to the closing of five clinics in the fourth quarter 1997 and the closing of five additional clinics in June 1998. As a percentage of net revenue, cost of services decreased from 21.8% to 21.5%, primarily as a result of the elimination of the greater expenses compared to revenues of the seven clinics closed in the fourth quarter 1997 and five additional clinics closed in June 1998.

         Center Staff Salaries. Center staff salaries decreased approximately 14% from $1,749,569 in 1997 to $1,505,879 in 1998 due primarily to the closing of five clinics in December 1997 and the closing of five additional clinics in June 1998. As a percentage of net revenue, center staff salaries increased from 11.4% to 13.7% due to decreased net revenue during the second and third quarters of 1998.

         Center Facilities Rent. Center facilities rent decreased approximately 17% from $1,015,287 in 1997 to $840,306 in 1998 due primarily to the closing of five clinics in December 1997 and the closing of five additional clinics in June 1998. As a percentage of net revenue, center facilities rent increased from 6.7% to 7.7% due to the decreased net revenue in the second and third quarters of 1998.

         Bad Debt Expense. For the reasons described above, bad debt expense increased by $2,654,925 from $325,622 to $2,980,547.

         Center Contribution. Center contribution decreased by 86% from $6,177,869 to $864,443. The net revenue decreased by 29% or $4,391,000. The clinic operating expenses, excluding bad debts, decreased by approximately 20%, however, this decrease of $1,733,000 was offset by the increase in the bad debt expense of $2,655,000.

         Advertising. Advertising expense decreased approximately 16% from $4,138,388 in 1997 to $3,470,071 in 1998 due to the curtailment of broadcast advertisements in the third quarter of 1998 as previously described and the transition of media buying agencies. This transition decreased agency management fees significantly, and by adopting their tracking systems, provided the Company media efficiencies. As a percentage of net revenue, advertising expense increased from 27.0% to 31.7% due to decreased net revenue during the second and third quarters of 1998.

         Depreciation and Amortization. Depreciation and amortization decreased approximately 13% from $1,617,815 in 1997 to $1,403,313 in 1998 due to completion of amortization of pre-opening costs incurred with respect to the eighteen new Centers opened from January 1996 to January 1997. As a percentage of net revenue, depreciation and amortization increased from10.5% to 12.8%, due to decreased net revenue during the second and third quarters of 1998. Pre-opening costs are amortized over a 12-month period.

         Selling, General and Administrative. Selling, general and administrative expense increased approximately 25% from $4,316,807 in 1997 to $5,410,658 in 1998 due principally to legal, accounting and consulting costs related to the pursuance of additional financing issuances and clinic mergers and acquisitions, expansion of the telephone appointment center staff in late 1997 to support higher call volumes in response to more effective advertising, additional staffing in accounting and additional staffing in billing and collections in order to improve the accuracy of billing and collection of outstanding accounts receivable. As a percentage of net revenue, selling, general and administrative expense increased from 28.1% to 49.4%, both as a result of the above described expenses and decreased net revenue.

         Interest Expense, Net. For the reasons described above, interest expense increased from $180,457 in 1997 to $641,381 in 1998.

         Income Taxes. No income tax provision or benefit was recorded in 1997 or 1998 as the deferred taxes otherwise provided were offset by valuation reserves on deferred tax assets.

Liquidity and Capital Resources

         Through 1997 and the first nine months of 1998, the Company experienced significant cash flow shortages as expenses exceeded cash receipts and accounts receivable collections were slowed or, due to certain Medicare reimbursement issues, suspended. As a result of these shortages, the Company obtained the line of credit in 1997 and equity infusions of $5.6 million in the first six months of 1998. In addition, the Company issued preferred stock of $2.0 million and received proceeds from the issuance of convertible debt of $1.2 million in the second and third quarter of 1998. During the third quarter of 1998, the Company's cash flow shortages became more severe due to contraction of the borrowing base under the line of credit. As the Company's accounts receivable have fallen due to lower net revenues and increased collections, greater repayments have been required under the line of credit.

         Due to the growth in the number of new center openings and fluctuations in patient flows, the Company has experienced increased and varied operating cash flow deficits from its inception. This resulted primarily from differences in working capital levels (particularly, accounts receivable) required to accommodate the increased services to centers and variances in operating results. The variances were principally attributable to the fact that revenues at new centers have generally increased with patient volumes over the first six months of operations while operating expenses have remained relatively fixed from the first month of operation. In addition, the Company had increased corporate staff, expanded the national call center and increased advertising costs to support new center openings, thereby significantly increasing administrative expenses in advance of expected revenues. As a result of patients seeking Viagra(R) and not seeking diagnostic testing for their symptom of impotence, revenues for the second quarter decreased due to lower new patient revenue. Less advertising dollars spent in the third quarter also resulted in lower net patient revenue. The Company has taken measures intended to reduce operating losses and improve cash flow through the closing of seven centers in the fourth quarter 1997, five centers in June 1998, cancellation of the planned opening of an additional center and reductions in corporate staffing in January and June 1998. The Company was also in the process of acquiring other men's health clinic management businesses in order to increase revenues and achieve operating and advertising cost synergies.

         The  Company  has   financed  its   operations   and  met  its  capital
requirements with cash flows from services provided to existing Centers, proceeds from private placements of equity securities, an initial public offering of equity securities, the utilization of bank lines of credit, bank loans and capital lease obligations. The Company has a working capital line of credit with a finance company under which it may borrow up to $5.0 million through October 24, 1999, based on specified percentages of eligible accounts receivable. At September 30, 1998, the Company had $1,279,333 outstanding under this Line of Credit, the maximum available based on eligible accounts receivable balances. The interest rate applicable to the line of credit is 2.5% above the Bank of America prime lending rate (which prime lending rate was 8.5% at September 30, 1998). In October 1997, the Company entered into a $500,000 term loan agreement with the finance company which provides the line of credit, secured by property and equipment, payable in monthly installments through October 2000, bearing interest at 12.74%.

         In July 1998, the Company issued $800,000 in convertible subordinated promissory notes to two major institutional shareholders (the "Stockholder Loan"). Three of the Company's directors are affiliated with these institutional shareholders. The notes are convertible into the securities issued in the Company's next equity financing involving the receipt by the Company of, in the aggregate, more than $4,000,000 at the purchase price paid by the investors in that financing. Attached to these notes are warrants to purchase the Company's common stock based upon a stated formula.

         In July and August 1998, the Company issued $400,000 in a convertible subordinated promissory note to E. Stanley Kardatzke, Trustee of the E. Stanley Kardatzke Revocable Trust. The convertible subordinated promissory note is convertible into the securities issued in the Company's next equity financing involving the receipt by the Company of, in the aggregate, more than $4,000,000 at the purchase price paid by the investors at that financing. Attached to this note are warrants to purchase the Company's common stock based upon a stated formula.

         At September 30, 1998, the Company had cash and cash equivalents of $265,000. Accounts receivable, net of allowance, decreased $2,952,601, from $8,411,413 at December 31, 1997 to $5,458,812 at September 30, 1998. The
decrease in accounts receivable is primarily due to decreases in net revenue and bad debt write-offs. The September 30, 1998 amount includes $175,000 recently submitted for Medicare reimbursement after completion of appropriate provider registration requirements or pending submission awaiting completion of those requirements. In addition, $656,162 in Medicare billings were under payment suspension, see "Factors That May Affect Future Results of Operations - Medicare Reimbursement."

         The Company is continuing to seek additional working capital financing through equity and debt sources although there can be no assurance that any such funds can be obtained. Without additional working capital, the Company may not be able to satisfy its working capital requirements through the end of the year.

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

         The Company expects to incur approximately $100,000 in each fiscal quarter beginning with the fourth quarter of 1998 through the third quarter of 1999 to resolve the Company's year 2000 compliance issues. All expenses incurred in connection with year 2000 compliance will be expensed as incurred, other than acquisitions of new software or hardware, which will be capitalized.

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

         Dependence on Reimbursement bv Third Party Payors. For the quarter ended September 30, 1998, approximately 79% of patient billings were covered by medical insurance plans subject to applicable deductibles and other co-pay provisions paid by the patient. Approximately 23% of patient billings were covered by Medicare and 57% were covered by numerous other commercial insurance plans that offer coverage for impotence treatment services. The health care industry is undergoing cost containment pressures as both government and non-government third party payors seek to impose lower reimbursement and utilization rates and to negotiate reduced payment schedules with providers. This trend may result in a reduction from historical levels of per-patient revenue for such health care providers. Further reductions in third party payments to physicians or other changes in reimbursement for health care services could have a direct or indirect material adverse effect on the Company's financial condition and results of operations. In addition, as managed Medicare arrangements continue to become more prevalent, there can be no assurance that the Centers will qualify as a provider for relevant arrangements, or that participation in such arrangements would be profitable. Any loss of business due to the increased penetration of managed Medicare arrangements could have a material adverse effect on the Company's financial condition and results of operations.

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

         Currently, there are two DMERCs and two Service Carriers that have notified a DCM that a review is being conducted and that Medicare claims are being held in suspense pending such review. In addition, the Company is aware that the Federal Bureau of Investigation is continuing to review certain aspects of its operations and Medicare billing practices. System-wide, the total amount of billings under suspension as of September 30, 1998 was approximately $656,162.

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

         Dependence on Rigiscans; Potential Impact of Innovations. Rigiscan patient monitoring devices accounted for approximately 24% of the centers' revenues for the quarter ended September 30, 1998. As a consequence, any material adverse development with respect to the Rigiscan devices, limitation in the availability of such devices or material increase in the costs of such devices could have a material adverse effect on the financial condition and results of operations of the Company. In addition, innovations in diagnostic tools and treatments for male sexual dysfunction (such as the recent introduction of Viagra(R) ) or changes in reimbursement practices by third party payors for such diagnostic tools and therapies could have a material adverse effect on the financial condition and results of operations of the Company.

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

                           PART II. OTHER INFORMATION


ITEM 1.           LEGAL PROCEEDINGS


               On July 2, 1998, Principal Mutual Life Insurance Company, an Iowa Corporation, filed a complaint against the Company for damages for breach of lease of $533,491.00 plus $10,000.00 legal fees in the Superior Court for the State of California for the County of San Diego.

               On July 10, 1998, Campbell-Gateway Square filed a complaint for breach of lease and damages in the Superior Court of California in and of the County of Santa Clara.

               On August 5, 1998, Wheat Ridge Bank Building Limited Partnership, filed a complaint against the Company for rent and other charges, plus attorney's fees in the sum of $13, 032.66 in the District Court of Jefferson County, Colorado.

               On August 26, 1998, Claude C. Arnold, Trustee of the Claude C. Arnold Rovocable Living Trust and Blake C. Arnold (d/b/a Doolittle Property), Successors in Interest to Northwest Medical Center, Ltd., filed a complaint for breach of lease of $306,598.77 in the District Court of Oklahoma County, State of Oklahoma.

               On September 21, 1998, Cotton Ltd., a California Limited Partnership filed a complaint against the Company for rent and damages in excess of $538,168.10 in the Superior Court of the State of California for the County of Los Angeles.

               On October 15, 1998, Saddleback Valley Medical Center filed a complaint for breach of lease and damages in the Superior Court of the State of California for the County of Orange for the sum of $508,041.39.

               On October 22, 1998, Oxford Construction Corporation, a Nevada Corporation, filed a complaint for breach of lease and damages of $373,245.00 in the District Court of Clark County, Nevada.

               In addition, one recruiting services provider, one newspaper, and one advertising firm have also filed lawsuits for payment of services rendered in the aggregate amount of $190,033.75.

               On November 12, 1998, the Company announced that it has filed for protection under Chapter 11 of the U.S. Bankruptcy Code. In addition, the planned merger with Century Medical Group was canceled.

ITEM 2.  CHANGES IN SECURITIES

                  The following sets forth all sales of unregistered securities by the Company for the quarter ended September 30, 1998. The Company relied on Section 4(2) of the Securities Act of 1933 for an exemption in each such case:

                  On July 15, 1998, the Company issued $2,000,000 of Series A Convertible Preferred Stock. The Company issued 2,000 Preferred Shares at $1,000 per share with cumulative dividends of $50 per share per annum (a 5% dividend), payable quarterly. The dividends are payable in cash, or shares of Preferred Stock in certain circumstances. Phillip Louis Trading Inc. acted as the principal underwriter. The Company received $1,792,829 from this transaction.

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

                  On July 15, 1998, a Stock Purchase Agreement was signed with Wellteck Medical Network, Inc. ("Wellteck") of Richmond, Virginia. Wellteck manages a single affiliated medical facility, doing business as Richmond Medical Center for Men, and a blood testing lab. On September 8, 1998, the Company completed the transaction of purchasing all outstanding shares of Wellteck in exchange for 411,000 shares of the Company's common stock at $2.00 per share.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

                  Not Applicable

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

                  Not Applicable

ITEM 5.           OTHER INFORMATION

                  Not Applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)         EXHIBITS REQUIRED TO BE FILED BY ITEM 601 OF REGULATION S-B

                  4(p) Form of the Note and Warrant Agreement used by the Company in favor of Institutional Venture Management VI
                  Limited Partnership, IVP Founders Fund I, Institutional Venture Management VI, and Frazier Healthcare II, L.P., in the principal amount of $800,000 dated June 30, 1998.

                  27       Financial Data Schedule

      (b)         REPORTS ON FORM 8-K

                  On July 28, 1998, the Company reported that on July 15, 1998 $2,000,000 of Series A Convertible Preferred Stock was issued to ProFutures Special Equities Fund, L.P., a Delaware Limited Partnership.

SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       INTEGRATED MEDICAL RESOURCES, INC.

Date: November 16, 1998                By: /s/ Dr. E. Stanley Kardatzke
                                           ----------------------------
                                       Dr. E. Stanley Kardatzke
                                       Chairman and Chief Executive Officer

                                       By: /s/ Janel E. Chilson
                                       Janel E. Chilson
                                       Chief Accounting Officer
                                       (Authorized Officer and Principal
                                       Financial and Accounting Officer)