Form 10QSB
period 1998-09-30
INTEGRATED MEDICAL RESOURCES INC
filed 1998-12-02
CIK 918591

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                          FORM 10-QSB - Amendment No. 1

Integrated Medical Resources, Inc. is filing a 10-QSB amendment to remove the signature of Janel Chilson as an officer of the company as denoted on our November 16, 1998 filing. Ms. Chilson resigned her position as Vice President - Finance, Chief Accounting Officer on November 11, 1998.

             [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the transition period from ___ to ___

                         Commission File Number 0-21427


                       INTEGRATED MEDICAL RESOURCES, INC.
        (Exact name of Small Business Issuer as specified in its charter)



Kansas                                                          48-1096410
(State or other jurisdiction                                   (IRS Employer
of incorporation or organization)   1                        Identification No.)


11320 West 79th Street, Lenexa, KS                                  66214
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